Form 10-Q
period 2011-03-31
STATE INVESTORS BANCORP, INC.
filed 2011-06-24
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-172659

State Investors Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Louisiana	27-5301129
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1041 Veterans Boulevard
Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

(504) 834-9400
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes            ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 23, 2011, no shares of the Registrant’s common stock were issued and outstanding.*

*	The issuer became subject to the filing requirements of Sections 13 and 15(d) when its Form S-1 was declared effective by the SEC on May 11, 2011.

STATE-INVESTORS BANK
Form 10-Q

Table of Contents

ITEM 1. FINANCIAL STATEMENTS

STATE-INVESTORS BANK

BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Cash – non-interest bearing	$7,475	$3,724
Cash – interest bearing	2,737	3,207
Federal funds sold	100	100

Cash and cash equivalents	10,312	7,031
Investment securities:
Available for sale	9,030	8,802
Held to maturity	554	577
Loans, net	181,610	180,631
Federal Home Loan Bank Stock	1,362	1,361
Accrued interest receivable	1,000	1,020
Premises and equipment, net	8,792	7,773
Other real estate, net	167	167
Deferred income taxes	332	303
Other assets	1,194	1,023

TOTAL ASSETS	$214,353	$208,688

LIABILITIES AND EQUITY

Liabilities:
Deposits	$165,099	$159,130
Advances from Federal Home Loan Bank	25,703	26,483
Advance payments by borrowers for taxes and insurance	821	834
Accrued interest payable	94	119
Other liabilities	1,132	831

TOTAL LIABILITIES	192,849	187,397

Commitments and contingencies
Equity:
Retained earnings-substantially restricted	21,324	21,105
Accumulated other comprehensive income	180	186

TOTAL EQUITY	21,504	21,291

TOTAL LIABILITIES AND EQUITY	$214,353	$208,688

The accompanying notes are an integral part of the financial statements.

STATE-INVESTORS BANK

STATEMENTS OF INCOME
(In thousands)

	For the Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,663	$2,872
Interest on investment securities	54	75
Other interest and dividends	2	5

TOTAL INTEREST INCOME	2,719	2,952

INTEREST EXPENSE:
Interest on deposits	680	741
Interest on Federal Home Loan Bank advances	240	430

TOTAL INTEREST EXPENSE	920	1,171

NET INTEREST INCOME	1,799	1,781
PROVISION FOR LOAN LOSSES	30	45

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,769	1,736
NON-INTEREST INCOME:
Net (loss) on sale of available-for-sale securities	--	(23)
Service charges, fees and other	56	40

TOTAL NON-INTEREST INCOME	56	17
NON-INTEREST EXPENSES:
Salaries and employee benefits	780	738
Occupancy expense	151	126
Data processing	134	110
Security	58	50
Deposit insurance premiums	79	57
Advertising	23	35
Other real estate owned expenses (income) - net	(7)	16
Other	253	210

TOTAL NON-INTEREST EXPENSES	1,471	1,342

INCOME BEFORE INCOME TAXES	354	411
INCOME TAX EXPENSE	135	148

NET INCOME	$219	$263

The accompanying notes are an integral part of the financial statements.

STATE-INVESTORS BANK

STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income (Loss)	Equity
		(Unaudited)
Balance at December 31, 2009(1)	$20,129	$55	$20,184
Comprehensive Income:
Net Income	263	--	263
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available-for-sale, net of deferred income taxes of $19 and reclassification adjustment of $(23)	--	35	35

Total Comprehensive Income	--	--	298

Balance at March 31, 2010	$20,392	$90	$20,482
Balance at December 31, 2010(1)	$21,105	$186	$21,291
Comprehensive Income:
Net Income	219	--	219
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available-for-sale, net of deferred income taxes of $(3)	--	(6)	(6)

Total Comprehensive Income	--	--	213

Balance at March 31, 2011	$21,324	$180	$21,504

(1)    Balances as of December 31, 2009 and December 31, 2010 are audited.

The accompanying notes are an integral part of the financial statements.

STATE-INVESTORS BANK

STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$219	$263
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of investment securities available for sale	--	23
Provision for loan losses	30	45
Depreciation and amortization	74	52
Amortization (accretion) of securities	11	--
Stock dividend on FHLB stock	(1)	(3)
Deferred income taxes provision (benefit)	(26)	--
Changes in operating assets and liabilities
(Increase) decrease in accrued interest receivable	21	1
(Increase) decrease in other assets	(171)	(80)
Increase (decrease) in accrued interest payable	(24)	(18)
Increase (decrease) in other liabilities	301	78

NET CASH PROVIDED BY OPERATING ACTIVITIES	434	361

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans	(1,009)	4,167
Purchase of securities available for sale	(489)	--
Proceeds from sale of investment securities available for sale	--	65
Proceeds from principal repayments of mortgage-backed securities	263	271
Redemption of FHLB stock	--	345
Purchase of premises and equipment	(1,093)	(275)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,328)	4,573

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	5,969	7,442
Increase (decrease) in advances by borrowers for insurance and taxes	(14)	(20)
Payments on advances from the FHLB	(780)	(903)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,175	6,519

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,281	11,453
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	7,031	3,454

CASH AND CASH EQUIVALENTS – END OF PERIOD	$10,312	$14,907

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$1,006	$1,190

Income taxes	$--	$250

Non-cash investing and financing transactions:
Transfer from loans to other real estate	$--	$257

Change in unrealized gain on securities available for sale	$(9)	$54

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS  (Unaudited)

Note 1 – Basis of Presentation

State Investors Bancorp, Inc., a Louisiana Corporation (the “Company”), was organized by State-Investors Bank (the “Bank”) in February 2011 to facilitate the conversion of the Bank from the mutual to the stock form (the “Conversion”) of ownership. The Conversion is expected to be completed in late June or early July 2011, at which time the Company will become the holding company for the Bank, with the Company owning all of the to-be issued and outstanding shares of the Bank’s common stock, and shares of the Company’s common stock will be issued and sold in an offering to certain depositors of the Bank and others. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on March 7, 2011 (File No. 333-172659), which was declared effective by the SEC on May 11, 2011. The registrant is in organization, has engaged in no operations to date and has not issued any shares of stock. Accordingly, no financial statements of the Company have been included herein.

The accompanying unaudited financial statements of the Bank were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited financial statements of State-Investors Bank for the year ended December 31, 2010 included in the Company’s registration statement on Form S-1 (File No. 333-172659).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loans

The Bank grants mortgage, commercial and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for unearned income, the allowance for loan losses, and any unamortized deferred fee or costs on originated loans.

Loan origination and commitment fees are deferred and amortized as a yield adjustment over the contractual lives of the related loans using the interest method. Discounts on consumer loans are recognized over the contractual lives of the loans using the interest method.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 1 – Basis of Presentation (Continued)

Loans (Continued)

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is considered to be adequate to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is based upon management’s review and evaluation of the loan portfolio.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. For loans that are classified as impaired, an allowance is established based on the discounted cash flows for collateral value or observable market price of the impaired loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 1 – Basis of Presentation (Continued)

Other Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delays the effective date of the disclosures surrounding troubled debt restructurings in ASU 2010-20 for public companies. The effective date of the new disclosures is effective for interim and annual periods ending after June 15, 2011. The adoption of ASU 2011-01 will not have a material impact on the Bank’s results of operations or financial position.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides clarification on guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The effective date for ASU 2011-02 is for the first interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 is not expected to have a material impact on the Bank’s results of operations, financial position, disclosures or level of troubled debt restructurings.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform with the 2011 financial statement presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

Subsequent Events

The Bank evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities

A summary of the amortized cost and fair values of the investment securities is presented below:

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
March 31, 2011
Held to maturity:
GNMA Certificates	$416	$12	$--	$428
FNMA Certificates	114	2	--	116
FHLMC Certificates	24	--	--	24

Total held to maturity securities	554	14	--	568

Available-for-sale:
GNMA Certificates	8,758	272	--	9,030

Total available-for-sale	8,758	272	--	9,030

Total securities	$9,312	$286	$--	$9,598

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
December 31, 2010
Held to maturity:
GNMA Certificates	$433	$14	$--	$447
FNMA Certificates	118	3	--	121
FHLMC Certificates	26	--	--	26

Total held to maturity securities	577	17	--	594

Available-for-sale:
GNMA Certificates	8,520	282	--	8,802

Total available-for-sale	8,520	282	--	8,802

Total securities	$9,097	$299	$--	$9,396

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 - Investment Securities (Continued)

The amortized cost and fair values of the securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
Mortgage-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
March 31, 2011
Amounts maturing in:
After five years through ten years	$212	$217	$164	$173
After ten years	342	351	8,594	8,857

	$554	$568	$8,758	$9,030

There were no sales or calls of available for sale securities during the three months ended March 31, 2011.  During the three months ended March 31, 2010 the Bank sold available for sale securities resulting in gross realized losses of approximately $23,000.

Management evaluates securities for other-than-temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Bank has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

At March 31, 2011 and December 31, 2010, there were no unrealized losses in investment securities.

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Real estate loans:
One-to four-family residential	$129,962	$128,056
Commercial real estate	37,710	37,050
Multi-family residential	5,364	5,653
Land	2,894	2,743
Home equity lines of credit	4,158	4,360
Residential construction	1,722	2,904

Total real estate loans	181,810	180,766
Other loans:
Consumer non-real estate loans	1,375	1,390
Commercial business loans	5	6

Total other loans	1,380	1,396

Total loans	183,190	182,162
Less:
Deferred loan fees	(45)	(26)
Allowance for loan losses	(1,535)	(1,505)

Net loans	$181,610	$180,631

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Bank develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The following tables set forth, for the three months ended March 31, 2011 and year ended December 31, 2010, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Three Months Ended March 31, 2011 and Year Ended December 31, 2010

	Mortgage- Construction	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Commercial	Consumer	Total
	(In thousands)
March 31, 2011

Allowance for credit losses:
Beginning balance	$23	$947	$521	$--	$14	$1,505
Charge-offs	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--
Provision	(5)	81	(46)	--	--	30
Ending balance	$18	$1,028	$475	$--	$14	$1,535

Ending balance:
Individually evaluated for impairment	$--	$150	$--	$--	$--	$150

Ending balance:
Collectively evaluated for impairment	$18	$878	$475	$--	$14	$1,385

Loans receivable:
Ending balance	$1,722	$129,962	$50,126	$5	$1,375	$183,190

Ending balance:
Individually evaluated for impairment	$--	$403	$--	$--	$--	$403

Ending balance:
Collectively evaluated for impairment	$1,722	$129,559	$50,126	$5	$1,375	$182,787

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Mortgage- Construction	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Commercial	Consumer	Total
	(In thousands)
December 31, 2010

Allowance for credit losses:
Beginning balance	$8	$1,068	$359	$--	$10	$1,445
Charge-offs	--	(33)	--	--	--	(33)
Recoveries	--	--	--	--	--	--
Provision	15	(88)	162	--	4	93
Ending balance	$23	$947	$521	$--	$14	$1,505

Ending balance:
Individually evaluated for impairment	$--	$100	$50	$--	$--	$150

Ending balance:
Collectively evaluated for impairment	$23	$847	$471	$--	$14	$1,355

Loans receivable:
Ending balance	$2,904	$128,056	$49,806	$6	$1,390	$182,162

Ending balance:
Individually evaluated for impairment	$--	$305	$197	$--	$--	$502

Ending balance:
Collectively evaluated for impairment	$2,904	$127,751	$49,609	$6	$1,390	$181,660

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of March 31, 2011 and December 31, 2010, loan balances past due more than 90 days and still accruing interest amounted to $1.6 million and $1.1 million, respectively. As of March 31, 2011 and December 31, 2010, loan balances on non-accrual status amounted to $403,000 and $178,000, respectively. The Bank considers all loans more than 90 days past due as nonperforming loans.

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

At March 31, 2011 and December 31, 2010, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators — Credit Risk Profile Based on Payment Activity as of March 31, 2011 and December 31, 2010

	Performing	Nonperforming	Total
	(In thousands)
March 31, 2011
Mortgage Loans:
Construction-Residential	$1,722	$--	$1,722
Permanent:
1 to 4 Family	128,369	1,593	129,962
Multifamily	5,364	--	5,364
Commercial RE	37,274	436	37,710
Other	7,052	--	7,052
Nonmortgage Loans:
Commercial	5	--	5
Consumer	1,365	10	1,375
Total	$181,151	$2,039	$183,190

	Performing	Nonperforming	Total
	(In thousands)
December 31, 2010
Mortgage Loans:
Construction-Residential	$2,904	$--	$2,904
Permanent:
1 to 4 Family	126,780	1,276	128,056
Multifamily	5,653	--	5,653
Commercial RE	37,050	--	37,050
Other	7,103	--	7,103
Nonmortgage Loans:
Commercial	6	--	6
Consumer	1,370	20	1,390
Total	$180,866	$1,296	$182,162

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2011 and December 31, 2010:

Aged Analysis of Past Due Loans Receivable as of March 31, 2011 and December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
March 31, 2011 Mortgage Loans:
Construction-Residential	$--	$--	$--	$--	$1,722	$1,722	$--
Permanent:
1 to 4 Family	1,625	1,454	1,494	4,573	129,547	134,120	1,190
Multifamily	--	--	--	--	5,364	5,364	--
Commercial RE	262	1,860	436	2,558	35,152	37,710	436
Other	--	61	--	61	2,833	2,894	--
Nonmortgage Loans:
Commercial	--	--	--	--	5	5	--
Consumer	4	--	10	14	1,361	1,375	10

Total	$1,891	$3,375	$1,940	$7,206	$175,984	$183,190	$1,636

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
December 31, 2010 Mortgage Loans:
Construction-Residential	$--	$--	$--	$--	$2,904	$2,904	$--
Permanent:
1 to 4 Family	1,559	978	1,276	3,813	124,243	128,056	1,098
Multifamily	--	--	--	--	5,653	5,653	--
Commercial RE	--	462	--	462	36,588	37,050	--
Other	--	62	--	62	7,041	7,103	--
Nonmortgage Loans:
Commercial	--	--	--	--	6	6	--
Consumer	5	--	20	25	1,365	1,390	20

Total	$1,564	$1,502	$1,296	$4,362	$177,800	$182,162	$1,118

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Loan Receivables on Nonaccrual Status

March 31, 2011
(In thousands)

Mortgage Loans	$403
Permanent, Secured by 1 to 4 Family
Total	$403

December 31, 2010
(In thousands)

Mortgage Loans	$178
Permanent, Secured by 1 to 4 Family
Total	$178

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

All impaired loans had a related allowance, and a summary of the impaired loans by class of loans as of and for the three months ended March 31, 2011 and year ended December 31, 2010, is as follows:

Impaired Loans as of and for the Three Months Ended March 31, 2011 and Year Ended December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
March 31, 2011
With an allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	403	403	150	337	2
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--

Total:
Mortgage Loans:
Construction	--	--	--	--	--
Permanent	403	403	150	337	2
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$403	$403	$150	$337	$2

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
December 31, 2010
With an allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	305	305	100	305	6
Multifamily	197	197	50	198	5
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--

Total:
Mortgage Loans:
Construction	--	--	--	--	--
Permanent	502	502	150	503	11
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$502	$502	$150	$503	$11

Note 4 - Fair Values of Financial Instruments

Fair Value Disclosures

The Bank groups its financial assets and liabilities measured at fair value in three levels. Fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 — Includes the most reliable sources, and includes quoted prices in active markets for identical assets or liabilities.

●
Level 2 — Includes observable inputs. Observable inputs include inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) as well as inputs that are derived principally from or corroborated by observable market data by correlation or other means (market- corroborated inputs).

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 4 - Fair Values of Financial Instruments (Continued)

Fair Value Disclosures (Continued)

●	Level 3 — Includes unobservable inputs and should be used only when observable inputs are unavailable.

Recurring Basis

Fair values of investment securities available for sale were primarily measured using information from a third-party pricing service. This pricing service provides information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data from market research publications.

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2011 and December 31, 2010. The Bank did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2011
Available-for-sale:
Mortgage Backed Securities	$9,030	$--	$9,030	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2010
Available-for-sale:
Mortgage Backed Securities	$8,802	$--	$8,802	$--

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)
Note 4 – Fair Values of Financial Instruments (Continued)

Nonrecurring Basis

The Bank has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The Bank did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis.

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Bank records repossessed assets as Level 2.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2011
Assets
Impaired Loans	$253	$--	$253	$--
Repossessed Assets	167	--	167	--
Total	$420	$--	$420	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2010
Assets
Impaired Loans	$352	$--	$352	$--
Repossessed Assets	167	--	167	--
Total	$519	$--	$519	$--

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 4 – Fair Values of Financial Instruments (Continued)

Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. In accordance with generally accepted accounting principles, certain financial instruments and all non-financial instruments are excluded from these disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments — For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities — Fair value of securities is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans — The fair value for loans is estimated using discounted cash flow analyses, with interest rates currently being offered for similar loans to borrowers with similar credit rates. Loans with similar classifications are aggregated for purposes of the calculations. The allowance for loan losses, which was used to measure the credit risk, is subtracted from loans.

Deposits — The fair value of demand deposits, savings account, and certain money market deposits is the amount payable at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flow analyses, with interest rates currently offered for deposits of similar remaining maturities.

Borrowings — The fair value of FHLB advances is estimated using the rates currently offered for advances of similar maturities.

Commitments to Extend Credit and Standby Letters of Credit — The fair values of commitments to extend credit and standby letters of credit do not differ significantly from the commitment amount and are therefore omitted from this disclosure.

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 4 – Fair Values of Financial Instruments (Continued)

Financial Instruments (Continued)

The estimated approximate fair values of the Bank’s financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and Short-Term Investments	$10,312	$10,312	$7,031	$7,031
Securities	10,946	10,960	10,740	10,757
Loans – Net	181,610	181,000	180,631	181,000

Financial Liabilities:
Deposits	165,099	164,000	159,130	158,000
FHLB Borrowings	25,703	26,000	26,483	27,000

Note 5 – Plan of Conversion

On December 14, 2010, the Board of Directors of the Bank adopted a Plan of Conversion (the “Plan”) whereby the Bank will convert from a federally chartered mutual savings bank to a federally chartered stock savings bank and operate as a wholly owned subsidiary of a newly formed stock holding company named State Investors Bancorp, Inc. (the “Holding Company”), and offer the Holding Company stock on a priority basis to qualifying depositors, tax-qualified employee benefit plans sponsored by the Bank, and others in a subscription offering, with any remaining shares to be offered to the public in a direct community offering and possibly in a syndicated community offering (the “Conversion”). The Conversion is subject to approval by the Office of Thrift Supervision. The Bank’s members approved the Plan at a special meeting held on June 21, 2011.

As part of the Conversion, the Bank will establish a liquidation account in an amount equal to the net worth of the Bank as of the date of the latest balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

Conversion cost will be deferred and reduce the proceeds from the shares sold in the Conversion. If the Conversion is not completed, all costs will be expensed. As of March 31, 2011, the Bank had incurred $245,113 of conversion costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State-Investors Bank from December 31, 2010 to March 31, 2011 and on its results of operations during the first quarters of 2011 and 2010. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or Bank, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s or Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s prospectus, dated May 11, 2011 (SEC File No. 333-172659).

Critical Accounting Policies

In reviewing and understanding financial information for State-Investors Bank, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.  These policies are described in Note 1 of the notes to our financial statements. The accounting and financial reporting policies of State-Investors Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses.  The allowance for loan losses is maintained at a level to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date.  The allowance for loan losses is comprised of specific allowances and a general allowance.  Specific provisions are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified.  The allowance related to loans that are identified as impaired is based on discounted expected future cash flows using the loan’s initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans.  Factors contributing to the determination of specific provisions include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  General allowances are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type.  For the general allowance, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our allowance levels may be impacted by changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the allowance levels.  The allowance for loan losses is based on management’s estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate.  The allowance for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings.  Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the allowance.

Other-Than-Temporary Impairment. We review our investment portfolio on a quarterly basis for indications of impairment.  This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer including any specific events that may influence the operations of the issuer, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.  Inherent in this analysis is a certain amount of imprecision in the judgment used by management.

We recognize credit-related other-than-temporary impairment on debt securities in earnings while noncredit-related other-than-temporary impairment on debt securities not expected to be sold is recognized in accumulated other comprehensive income. We assess whether the credit loss existed by considering whether (a) we have the intent to sell the security, (b) it is more likely than not that we will be required to sell the security before recovery, or (c) we do not expect to recover the entire amortized cost basis of the security. We may bifurcate the other-than-temporary impairment on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered into the components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss is recognized through earnings.

Corporate debt securities are evaluated for other-than-temporary impairment by determining whether it is probable that an adverse change in estimated cash flows has occurred.  Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows.  We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related other-than-temporary impairment exists on corporate debt securities.

Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws.  Realizing our deferred tax assets principally depends upon our achieving projected future taxable income.  We may change our judgments regarding future profitability due to future market conditions and other factors.  We may adjust our deferred tax asset balances if our judgments change.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

State-Investors Bank’s total assets increased by $5.7 million, or 2.7%, to $214.4 million at March 31, 2011, compared to $208.7 million at December 31, 2010. For the three months ended March 31, 2011, the largest increase in our assets was in cash and cash equivalents, which increased $3.3 million, or 46.7%.

The increase in cash and cash equivalents was due to a decline in loan demand and an increase in deposits. Premises and equipment, net, increased $1.0 million, or 13.1%, loans receivable increased $979,000, or 0.5%, and total mortgage-backed securities increased $205,000, or 2.2%, at March 31, 2011 compared to December 31, 2010.

Loans receivable, net, increased by $979,000, or 0.5%, to $181.6 million at March 31, 2011 compared to $180.6 million at December 31, 2010. During the three months ended March 31, 2011, our total loan originations and purchases amounted to $8.4 million and loan principal payments were $7.4 million. All of our loans are originated for portfolio. The increase in loans receivable, net, was primarily due to increases in one- to four-family residential loans of $1.9 million, commercial real estate loans of $660,000, and land loans of $151,000. These increases were partially offset by decreases of $1.2 million in residential construction loans, $202,000 in home equity lines of credit and $289,000 in multi-family residential loans.

Mortgage-backed securities amounted to $9.6 million at March 31, 2011 compared to $9.4 million at December 31, 2010, an increase of $205,000, or 2.2%. The increase in mortgage-backed securities at March 31, 2011, was due to purchases of available-for- sale securities combined with unrealized gains on such securities, partially offset by maturities and paydowns received during the three-month period.

Premises and equipment, net, increased $1.0 million, or 13.1%, to $8.8 million at March 31, 2011, compared to $7.8 million at December 31, 2010, primarily due to the completion of our new main office in February 2011.

Total liabilities increased $5.4 million, or 2.9%, at March 31, 2011, to $192.8 million compared to $187.4 million at December 31, 2010. Deposits increased $6.0 million, or 3.8%, to $165.1 million at March 31, 2011, compared to $159.1 million at December 31, 2010, primarily due to increases in passbook savings accounts of $4.4 million, or 20.6%, money market deposit accounts of $1.2 million, or 26.5%, and checking accounts of $500,000, or 2.7%, partially offset by a $112,000 decrease in certificates of deposit. We had $25.7 million of advances from the Federal Home Loan Bank at March 31, 2011 compared to $26.5 million at December 31, 2010, as we implemented our strategy to manage interest rate risk by paying down higher cost borrowings.

Total equity amounted to $21.5 million at March 31, 2011 compared to $21.3 million at December 31, 2010, an increase of $213,000, or 1.0%. The reason for the increase in our total equity was net income of $219,000 for the three months ended March 31, 2011 and a decrease in unrealized gain on securities available for sale of $6,000, net of the deferred tax effect.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General. State-Investors Bank’s net income amounted to $219,000 for the three months ended March 31, 2011, a decrease of $44,000 or 16.7% compared to net income of $263,000 for the three months ended March 31, 2010. This decrease was primarily due to a decrease in interest income of $233,000, or 7.9%, and an increase in non-interest expense of $129,000, or 9.6%, offset by a decrease in interest expense of $251,000, or 21.4%. Interest expense decreased in first quarter of 2011 primarily as a result of decreases in the average rate paid on certificates of deposit and in the average balance of Federal Home Loan Bank advances.

Net Interest Income. Net interest income amounted to $1.80 million for the three months ended March 31, 2011 compared to $1.78 million for the three months ended March 31, 2010. The $18,000, or 1.0%, increase was primarily due to a $251,000 decrease in interest expense due to a $190,000 decrease in interest paid on Federal Home Loan Bank advances for the three months ended March 31, 2011, compared to the prior year period.

The average interest rate spread increased 15 basis points from 3.36% for the three months ended March 31, 2010 to 3.51% for the three months ended March 31, 2011, while average interest-earning assets decreased slightly from $201.9 million to $198.1 million during the same periods. Average interest-earning assets to average interest-bearing liabilities decreased from 107.14% for the three months ended March 31, 2010 to 106.65% for the three months ended March 31, 2011. The increase in the average interest rate spread primarily reflects the decrease in average rate paid on interest-bearing liabilities from 2.49% for the first quarter of 2010 to 1.98% for the first quarter of 2011 compared to a decrease in the average yield on interest earning assets from 5.85% for the first quarter of 2010 to 5.49% for the first quarter of 2011. Net interest margin increased 10 basis points from 3.53% to 3.63% at March 31, 2010 and 2011, respectively, primarily due to a decrease of 51 basis points in the average rate paid on interest-bearing liabilities compared to a decrease of 36 basis points in the average yield on interest-earning assets for the periods.

Interest income decreased by $233,000 or 7.9%, to $2.7 million for the three months ended March 31, 2011 compared to $2.95 million for the three months ended March 31, 2010. The decrease was primarily due to a combined 39 basis point decrease in the average yield on loans receivable from 6.27% for the first quarter of 2010 to 5.88% for the first quarter of 2011, and a $1.9 million decrease in the average balance of loans receivable from $183.1 million for the three months ended March 31, 2010 to $181.2 million for the three months ended March 31, 2011. To a lesser extent, the decline in interest income was due to a 127 basis point decrease in average yield on mortgage-backed securities from 3.58% for the first quarter in 2010 to 2.31% for the first quarter in 2011.

Interest expense decreased by $251,000, or 21.4%, to $900,000 for the three months ended March 31, 2011 compared to $1.2 million for the three months ended March 31, 2010, primarily as a result of a 30 basis point decrease in the average rate paid on certificate of deposit accounts and a $17.8 million decrease in the average balance of Federal Home Loan Bank advances, combined with a 23 basis point decline in average cost of such advances. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the fiscal year. The decline in Federal Home Loan Bank advances was a result of our strategy to pay down high cost borrowings.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, the average interest rate spread and the net interest margin. As State-Investors Bank owned no tax-exempt securities during the periods presented, no tax-equivalent yield adjustments were made. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$181,172	$2,663	5.88%	$183,089	$2,872	6.27%
Mortgage-backed securities	9,349	54	2.31%	8,377	75	3.58%
Other interest-earning assets	7,584	2	0.11%	10,483	5	0.19%
Total interest-earning assets	198,105	2,719	5.49%	201,949	2,952	5.85%
Non-interest-earning assets	14,212			11,745
Total assets	$212,317			$213,694

Interest-bearing liabilities:
Savings, NOW and money market accounts	$45,143	70	0.62%	$36,083	81	0.90%
Certificates of deposit	114,641	610	2.13%	108,669	660	2.43%
Total deposits	159,784	680	1.70%	144,752	741	2.05%
FHLB advances	25,963	240	3.70%	43,731	430	3.93%
Total interest-bearing liabilities	185,747	920	1.98%	188,483	1,171	2.49%
Non-interest-bearing liabilities	5,131			4,840
Total liabilities	190,878			193,323

Equity	21,439			20,371
Total liabilities and equity	$212,317			$213,694

Net interest-earning assets	$12,358			$13,466

Net interest income, average interest rate spread		$1,799	3.51%		$1,781	3.36%

Net interest margin(2)			3.63%			3.53%

Average interest earning assets to average interest bearing liabilities			106.65%			107.14%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to earnings as losses are estimated to have occurred in our loan portfolio.  The allowance for loan losses is maintained at a level to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date.  The allowance for loan losses is comprised of specific allowances and a general allowance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Specific provisions are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified.  The allowance related to loans that are identified as impaired is based on discounted expected future cash flows using the loan’s initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans.  Factors contributing to the determination of specific provisions include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  General allowances are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type.  For the general allowance, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.

Changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the allowance levels.  The allowance for loan losses is based on management’s estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate.  The allowance for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings.  Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the allowance.

During the three months ended March 31, 2011, we made a provision of $30,000, compared to a provision of $45,000 the first quarter of 2010, due primarily to the decrease of $600,000 in total non-performing loans in the first quarter of 2011 compared to the first quarter of 2010. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges and realized gains and losses on investments was $56,000 for the three months ended March 31, 2011, an increase of $39,000 compared to non-interest income of $17,000 for the three months ended March 31, 2010. The increase was primarily due to a $23,000 loss on the sale of investment securities available-for-sale that was recognized in the first quarter of 2010.

Non-Interest Expense. Non-interest expense increased by $129,000, or 9.6% to $1.5 million for the three months ended March 31, 2011, compared to $1.3 million for the three months ended March 31, 2010. The increase was primarily the result of a $24,000 increase in data processing expense, a $42,000 increase in salaries and employee benefits, a $25,000 increase in occupancy expense and a $22,000 increase in deposit insurance premiums, partially offset by a $12,000 decrease in advertising expense and a $23,000 decrease in expenses of other real estate owned.

Income Tax Expense. The income tax expense amounted to $135,000 and $148,000 for the three months ended March 31, 2011 and 2010, respectively. Our effective federal tax rate was 38% and 36% for the three months ended March 31, 2011 and 2010, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

State-Investors Bank maintains levels of liquid assets deemed adequate by management.  State-Investors Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  State-Investors Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

State-Investors Bank’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  State-Investors Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, State-Investors Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  State-Investors Bank’s cash and cash equivalents amounted to $10.3 million at March 31, 2011.

A significant portion of State-Investors Bank’s liquidity consists of non-interest earning deposits.  State-Investors Bank’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If State-Investors Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At March 31, 2011, State-Investors Bank had $25.7 million of advances from the Federal Home Loan Bank of Dallas and had $56.4 million in additional borrowing capacity. Additionally, at March 31, 2011, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.0 million. There were no amounts purchased under this agreement as of March 31, 2011.

At March 31, 2011, State-Investors Bank had outstanding loan commitments of $6.7 million to originate loans.  At March 31, 2011, certificates of deposit scheduled to mature in less than one year, excluding time deposits in individual retirement accounts, totaled $65.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  State-Investors Bank intends to utilize its liquidity to fund its lending activities.

State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At March 31, 2011, State-Investors Bank exceeded each of its capital requirements with ratios of 9.96%, 16.28% and 17.34%, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein regarding State-Investors Bank have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of State-Investors Bank’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on State-Investors Bank’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES.

Our management evaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS.

There are no matters required to be reported under this item.

ITEM 1A – RISK FACTORS.

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES.

There are no matters required to be reported under this item.

ITEM 4 – (REMOVED AND RESERVED).

ITEM 5 – OTHER INFORMATION.

There are no matters required to be reported under this item.

ITEM 6 – EXHIBITS.

List of exhibits: (filed herewith unless otherwise noted)

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE INVESTORS BANCORP, INC.
Date: June 24, 2011	By:	/s/Anthony S. Sciortino
Anthony S. Sciortino
President and Chief Executive Officer

Date: June 24, 2011	By:	/s/Daniel McGowan
Daniel McGowan
Chief Financial Officer