Form 10-Q
period 2011-06-30
STATE INVESTORS BANCORP, INC.
filed 2011-08-15
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
	☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
	☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	________________	to	________________

Commission file number: 001-35221

State Investors Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Louisiana	27-5301129
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1041 Veterans Boulevard Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)
(504) 832-9400
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 10, 2011, 2,909,500 shares of the Registrant’s common stock were issued and outstanding.

STATE-INVESTORS BANK
Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

State Investors Bancorp, Inc., a Louisiana corporation, was formed in connection with the conversion of State-Investors Bank (the "Bank"), from the mutual to the stock form of organization. On July 6, 2011, State-Investors Bank completed its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank concurrent with the State Investors Bancorp stock offering. Upon completion of the conversion and the offering, all of State-Investors Bank's stock is owned by State Investors Bancorp, and all of State Investors Bancorp's stock is, in turn, owned by the public. In connection with the conversion and offering, the Company sold 2,909,500 shares of its common stock, raising $29,095,000 of gross proceeds and contributed approximately 50% of the net proceeds as equity capital to the Bank, which is not recognized in the financial statements included in this Form 10-Q because the conversion and offering was not completed until after June 30, 2011. The balance of the proceeds was retained by State Investors Bancorp for future capital needs. At June 30, 2011, the registrant was in organization, had engaged in no operations and had not issued any shares of stock; accordingly, no financial statements of State Investors Bancorp have been included herein.

STATE-INVESTORS BANK

BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Cash – non-interest bearing	$13,952	$3,724
Cash – interest bearing	58,236	3,207
Federal funds sold	100	100

Cash and cash equivalents	72,288	7,031
Investment securities:
Available for sale	17,519	8,802
Held to maturity	535	577
Loans, net	180,836	180,631
Federal Home Loan Bank Stock	1,363	1,361
Accrued interest receivable	1,064	1,020
Premises and equipment, net	8,733	7,773
Other real estate, net	22	167
Deferred income taxes	344	303
Other assets	1,381	1,023

TOTAL ASSETS	$284,085	$208,688

LIABILITIES AND EQUITY

Liabilities:
Deposits	$236,743	$159,130
Advances from Federal Home Loan Bank	23,413	26,483
Advance payments by borrowers for taxes and insurance	1,035	834
Accrued interest payable	85	119
Other liabilities	1,016	831

TOTAL LIABILITIES	262,292	187,397

Commitments and contingencies
Equity:
Retained earnings-substantially restricted	21,594	21,105
Accumulated other comprehensive income	199	186

TOTAL EQUITY	21,793	21,291

TOTAL LIABILITIES AND EQUITY	$284,085	$208,688

The accompanying notes are an integral part of the financial statements.

STATE-INVESTORS BANK

STATEMENTS OF INCOME
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,701	$2,860	$5,364	$5,732
Interest on investment securities	58	64	112	139
Other interest and dividends	3	5	5	10

TOTAL INTEREST INCOME	2,762	2,929	5,481	5,881

INTEREST EXPENSE:
Interest on deposits	652	761	1,332	1,502
Interest on Federal Home Loan Bank advances	231	365	471	795

TOTAL INTEREST EXPENSE	883	1,126	1,803	2,297

NET INTEREST INCOME	1,879	1,803	3,678	3,584
PROVISION FOR LOAN LOSSES	64	30	94	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,815	1,773	3,584	3,509
NON-INTEREST INCOME:
Net (loss) on sale of available-for-sale securities	-	(23)	-	(46)
Service charges, fees and other	54	29	111	69

TOTAL NON-INTEREST INCOME	54	6	111	23
NON-INTEREST EXPENSES:
Salaries and employee benefits	732	708	1,512	1,446
Occupancy expense	152	113	303	239
Data processing	134	160	268	269
Security	62	55	120	105
Deposit insurance premiums	92	58	171	115
Advertising	32	70	55	105
Other real estate owned expenses (income) – net	-	-	(7)	16
Professional fees	44	26	77	52
Office supplies and postage	24	37	77	67
Other	174	152	341	307

TOTAL NON-INTEREST EXPENSES	1,446	1,379	2,917	2,721

INCOME BEFORE INCOME TAXES	423	400	778	811
INCOME TAX EXPENSE	153	145	289	293

NET INCOME	$270	$255	$489	$518

The accompanying notes are an integral part of the financial statements.

STATE-INVESTORS BANK

STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income (Loss)	Equity
		(Unaudited)
Balance at December 31, 2009(1)	$20,129	$55	$20,184
Comprehensive Income:
Net Income	518	-	518
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available-for-sale, net of deferred income taxes of $35 and reclassification adjustment of $(46)	-	68	68

Total Comprehensive Income	-	-	586

Balance at June 30, 2010	$20,647	$123	$20,770
Balance at December 31, 2010(1)	$21,105	$186	$21,291
Comprehensive Income:
Net Income	489	-	489
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available-for- sale, net of deferred income taxes of $(6)	-	13	13

Total Comprehensive Income	-	-	502

Balance at June 30, 2011	$21,594	$199	$21,793
___________________
(1)  Balances as of December 31, 2009 and December 31, 2010 are audited.

      The accompanying notes are an integral part of the financial statements.

STATE-INVESTORS BANK

STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$489	$518
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of investment securities available for sale	-	46
Provision for loan losses	94	75
Depreciation and amortization	147	104
Amortization (accretion) of securities	27	6
Stock dividend on FHLB stock	(2)	(5)
Deferred income taxes provision (benefit)	(47)	-
Changes in operating assets and liabilities
(Increase) decrease in accrued interest receivable	(44)	2
(Increase) decrease in other assets	(358)	12
Increase (decrease) in accrued interest payable	(34)	(52)
Increase (decrease) in other liabilities	185	(99)

NET CASH PROVIDED BY OPERATING ACTIVITIES	457	607

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans	(299)	4,926
Purchase of securities available for sale	(9,203)	(410)
Proceeds from sale of investment securities available for sale	-	130
Proceeds from principal repayments of mortgage-backed securities	520	726
Redemption of FHLB stock	-	685
Proceeds from sale of real estate owned	145	-
Purchase of premises and equipment	(1,107)	(1,058)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,944)	4,999

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	77,613	10,966
Increase (decrease) in advances by borrowers for insurance and taxes	201	232
Payments on advances from the FHLB	(3,070)	(9,315)

NET CASH PROVIDED BY FINANCING ACTIVITIES	74,744	1,883

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,257	7,489
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	7,031	3,454

CASH AND CASH EQUIVALENTS – END OF PERIOD	$72,288	$10,943

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$1,899	$2,349

Income taxes	$280	$625

Non-cash investing and financing transactions:
Transfer from loans to other real estate	$-	$-

Change in unrealized gain on securities available for sale	$19	$35

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

On July 6, 2011, State-Investors Bank completed its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. In connection with the conversion, State-Investors Bank formed State Investors Bancorp, Inc., a federally chartered corporation (the "Company" or "State Investors Bancorp"), which offered and sold 2,909,500 shares of its common stock at a price of $10.00 per share to eligible depositors and borrowers of the Bank. Upon completion of the conversion and the offering, all of State-Investors Bank's stock is owned by State Investors Bancorp, and all of State Investors Bancorp's stock is, in turn, owned by the public. The Company sold 2,909,500 shares of its common stock, raising $29,095,000 of gross proceeds. Costs incurred in connection with the offering will be recorded as a reduction of the proceeds from the entire offering. At June 30, 2011, approximately $557,000 of conversion costs had been incurred and deferred. The Company contributed approximately 50% of the net proceeds to the Bank, which is not recognized in the financial statements included in this Form 10-Q because the conversion and offering was not completed until after June 30, 2011. All remaining proceeds were retained by State Investors Bancorp for future capital needs. State Investors Bancorp, Inc. had not commenced operations as of June 30, 2011. Accordingly, these financial statements include the accounts of State-Investors Bank only.

The accompanying unaudited financial statements of the Bank were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited financial statements of State-Investors Bank for the year ended December 31, 2010 included in the Company’s registration statement on Form S-1 (File No. 333-172659).

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

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation (Continued)

Loans (Continued)

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

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance is not expected to have a material impact on the Bank’s financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform with the 2011 financial statement presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)
Note 1 – Basis of Presentation (Continued)

Subsequent Events

The Bank evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

Note 2 – Investment Securities

A summary of the amortized cost and fair values of the investment securities is presented below:

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
		(In thousands)
June 30, 2011
Held to maturity:
GNMA Certificates	$403	$16	$		$419
FNMA Certificates	109	3			112
FHLMC Certificates	23	1			24

Total held to maturity securities	535	20			555

Available-for-sale:
GNMA Certificates	17,218	310		(9)	17,519

Total available-for-sale	17,218	310		(9)	17,519

Total securities	$17,753	$330		$(9)	$18,074

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
December 31, 2010
Held to maturity:
GNMA Certificates	$433	$14	$--	$447
FNMA Certificates	118	3	--	121
FHLMC Certificates	26	--	--	26

Total held to maturity securities	577	17	--	594

Available-for-sale:
GNMA Certificates	8,520	282	--	8,802

Total available-for-sale	8,520	282	--	8,802

Total securities	$9,097	$299	$--	$9,396

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 - Investment Securities (Continued)

The amortized cost and fair values of the securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
Mortgage-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
June 30, 2011
Amounts maturing in:
One year or less	$--	$--	$1,965	$2,003
After one year through five years	436	452	2,771	2,812
After five years through ten years	99	103	5,177	5,356
After ten years	--	--	7,305	7,348
	$535	$555	$17,218	$17,519

There were no sales or calls of available for sale securities during the six months ended June 30, 2011.  During the six months ended June 30, 2010 the Bank sold available for sale securities resulting in gross realized losses of approximately $46,000.

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

Gross unrealized losses in investment securities at June 30, 2011, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more are as follows. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of these securities.

	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
GNMA certificates (2 securities)	$4,783	$(9)	$-	$-	$4,783	$(9)
Totals	$4,783	$(9)	$-	$-	$4,783	$(9)

At December 31, 2010, there were no unrealized losses in investment securities.

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Real estate loans:
One-to four-family residential	$129,227	$128,056
Commercial real estate	37,179	37,050
Multi-family residential	4,699	5,653
Land	3,350	2,743
Home equity lines of credit	4,446	4,360
Residential construction	2,124	2,904

Total real estate loans	181,025	180,766
Other loans:
Consumer non-real estate loans	1,435	1,390
Commercial business loans	3	6

Total other loans	1,438	1,396

Total loans	182,463	182,162
Less:
Deferred loan fees	(46)	(26)
Allowance for loan losses	(1,581)	(1,505)

Net loans	$180,836	$180,631

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Bank develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The following tables set forth, for the six months ended June 30, 2011 and year ended December 31, 2010, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Six Months Ended June 30, 2011 and Year Ended December 31, 2010

	Mortgage- Construction	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Commercial	Consumer	Total
						(In thousands)
June 30, 2011
Allowance for credit losses:
Beginning balance	$23	$947	$521	$-	$14	$1,505
Charge-offs	-	--	(18)	-	--	(18)
Recoveries	-	--	--	-	--	--
Provision	(2)	126	(30)	-	--	94
Ending balance	$21	$1,073	$473	$-	$14	$1,581

Ending balance:
Individually evaluated for impairment	$-	$166	$--	$-	$--	$166

Ending balance:
Collectively evaluated for impairment	$21	$907	$473	$-	$14	$1,415
Loans receivable:
Ending balance	$2,124	$129,227	$49,674	$3	$1,435	$182,463

Ending balance:
Individually evaluated for impairment	$-	$403	$--	$-	$--	$403

Ending balance: Collectively evaluated for impairment	$2,124	$128,824	$49,674	$3	$1,435	$182,060

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Mortgage- Construction	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Commercial	Consumer	Total
	(In thousands)
December 31, 2010
Allowance for credit losses:
Beginning balance	$8	$1,068	$359	$--	$10	$1,445
Charge-offs	--	(33)	--	--	--	(33)
Recoveries	--	--	--	--	--	--
Provision	15	(88)	162	--	4	93
Ending balance	$23	$947	$521	$--	$14	$1,505

Ending balance:
Individually evaluated for impairment	$--	$100	$50	$--	$--	$150

Ending balance:
Collectively evaluated for impairment	$23	$847	$471	$--	$14	$1,355

Loans receivable:
Ending balance	$2,904	$128,056	$49,806	$6	$1,390	$182,162

Ending balance:
Individually evaluated for impairment	$--	$305	$197	$--	$--	$502

Ending balance:
Collectively evaluated for impairment	$2,904	$127,751	$49,609	$6	$1,390	$181,660

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of June 30, 2011 and December 31, 2010, loan balances past due more than 90 days and still accruing interest amounted to $1.5 million and $1.1 million, respectively. As of June 30, 2011 and December 31, 2010, loan balances on non-accrual status amounted to $403,000 and $178,000, respectively. The Bank considers all loans more than 90 days past due as non-performing loans.

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

At June 30, 2011 and December 31, 2010, the credit quality indicators (performing and non-performing loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators — Credit Risk Profile Based on Payment Activity as of June 30, 2011 and December 31, 2010

	Performing	Non-performing	Total
	(In thousands)
June 30, 2011
Mortgage Loans:
Construction-Residential	$2,124	$--	$2,124
Permanent:
1 to 4 Family	128,603	624	129,227
Multifamily	3,416	1,283	4,699
Commercial RE	37,179	--	37,179
Other	7,796	--	7,796
Nonmortgage Loans:
Commercial	3	--	3
Consumer	1,425	10	1,435
Total	$180,546	$1,917	$182,463

	Performing	Non-performing	Total
	(In thousands)
December 31, 2010
Mortgage Loans:
Construction-Residential	$2,904	$--	$2,904
Permanent:
1 to 4 Family	126,780	1,276	128,056
Multifamily	5,653	--	5,653
Commercial RE	37,050	--	37,050
Other	7,103	--	7,103
Nonmortgage Loans:
Commercial	6	--	6
Consumer	1,370	20	1,390
Total	$180,866	$1,296	$182,162

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of June 30, 2011 and December 31, 2010:

Aged Analysis of Past Due Loans Receivable as of June 30, 2011 and December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
June 30, 2011
Mortgage Loans:
Construction-
Residential	$--	$--	$--	$--	$2,124	$2,124	$--
Permanent:
1 to 4 Family	1,761	2,433	624	4,818	124,409	129,227	221
Multifamily	297	--	1,283	1,580	3,119	4,699	1,283
Commercial RE	483	274	--	757	36,422	37,179	--
Other	60	--	--	60	7,736	7,796	--
Nonmortgage Loans:
Commercial	--	--	--	--	3	3	--
Consumer	10	1	10	21	1,414	1,435	10

Total	$2,611	$2,708	$1,917	$7,236	$175,227	$182,463	$1,514

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
December 31, 2010
Mortgage Loans:
Construction-
Residential	$--	$--	$--	$--	$2,904	$2,904	$--
Permanent:
1 to 4 Family	1,559	978	1,276	3,813	124,243	128,056	1,098
Multifamily	--	--	--	--	5,653	5,653	--
Commercial RE	--	462	--	462	36,588	37,050	--
Other	--	62	--	62	7,041	7,103	--
Nonmortgage Loans:
Commercial	--	--	--	--	6	6	--
Consumer	5	--	20	25	1,365	1,390	20

Total	$1,564	$1,502	$1,296	$4,362	$177,800	$182,162	$1,118

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Loan Receivables on Nonaccrual Status

June 30, 2011
(In thousands)

Mortgage Loans	$403
Permanent, Secured by 1 to 4 Family
Total	$403

December 31, 2010
(In thousands)

Mortgage Loans	$178
Permanent, Secured by 1 to 4 Family
Total	$178

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)
Note 3 - Loans and the Allowance for Loan Losses (Continued)

All impaired loans had a related allowance, and a summary of the impaired loans by class of loans as of and for the six months ended June 30, 2011 and year ended December 31, 2010, is as follows:

Impaired Loans as of and for the Six Months Ended June 30, 2011 and Year Ended December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
June 30, 2011
With an allowance recorded:
Mortgage Loans:
Construction – Residential	$-	$-	$--	$--	$--
Permanent, Secured by:
1-4 Family	403	403	166	370	11
Multifamily	-	-	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--

Total:
Mortgage Loans:
Construction	--	--	--	--	--
Permanent	403	403	166	370	11
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$403	$403	$166	$370	$11

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)
Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
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

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2011 and December 31, 2010. The Bank did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)

June 30, 2011
Available-for-sale:
Mortgage Backed Securities	$17,519	$--	$17,519	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)

December 31, 2010
Available-for-sale:
Mortgage Backed Securities	$8,802	$--	$8,802	$--

Note 4 – Fair Values of Financial Instruments (Continued)

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

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

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2011
Assets
Impaired Loans	$237	$--	$237	$--
Repossessed Assets	22	--	22	--
Total	$259	$--	$259	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2010
Assets
Impaired Loans	$352	$--	$352	$--
Repossessed Assets	167	--	167	--
Total	$519	$--	$519	$--

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 4 – Fair Values of Financial Instruments (Continued)

Financial Instruments (Continued)

The estimated approximate fair values of the Bank’s financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and Short-Term Investments	$72,288	$72,288	$7,031	$7,031
Securities	19,417	19,437	10,740	10,757
Loans – Net	180,836	180,000	180,631	181,000

Financial Liabilities:
Deposits	236,743	230,000	159,130	158,000
FHLB Borrowings	23,413	24,000	26,483	27,000

Note 5 – Plan of Conversion

On December 14, 2010, the Board of Directors of the Bank adopted a Plan of Conversion (the “Plan”) whereby the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank and, as of July 6, 2011, operates as a wholly owned subsidiary of a newly formed stock holding company named State Investors Bancorp, Inc. (the “Holding Company”).  The Holding Company offered stock on a priority basis to qualifying depositors, tax-qualified employee benefit plans sponsored by the Bank, and others in a subscription offering (the “Conversion”). The Conversion was completed on July 6, 2011.

As part of the Conversion, the Bank established a liquidation account in an amount equal to the net worth of the Bank as of the date of the latest balance sheet appearing in the final prospectus distributed in connection with the Conversion, approximately $21.3 million. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

Conversion cost were deferred and reduced the proceeds from the shares sold in the Conversion. As of June 30, 2011, the Bank had incurred $557,000 of conversion costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State-Investors Bank from December 31, 2010 to June 30, 2011 and on its results of operations during the second quarters and six months ended June 30, 2011 and 2010. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Allowance for Loan Losses.  The allowance for loan losses is maintained at a level to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date.  The allowance for loan losses is comprised of specific allowances and a general allowance.  Specific provisions are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified.  The allowance related to loans that are identified as impaired is based on discounted expected future cash flows using the loan's initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans.  Factors contributing to the determination of specific provisions include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  General allowances are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type.  For the general allowance, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our allowance levels may be impacted by changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the allowance levels.  The allowance for loan losses is based on management's estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate.  The allowance for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings.  Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the allowance.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

State-Investors Bank’s total assets increased by $75.4 million, or 36.1%, to $284.1 million at June 30, 2011, compared to $208.7 million at December 31, 2010. For the six months ended June 30, 2011, the largest increase in our assets was in cash and cash equivalents, which increased $65.3 million, or 928.1%.

The increase in cash and cash equivalents was due to a decline in loan demand and an increase in deposits. The increase in deposits was primarily due to the receipt of subscription funds for the purchase of shares of common stock in the offering completed on July 6, 2011. Premises and equipment, net, increased $960,000, or 12.4%, loans receivable increased $205,000, or 0.1%, and total mortgage-backed securities increased $8.7 million, or 92.5%, at June 30, 2011 compared to December 31, 2010. As of July 6, 2011, the subscription funds deposited in excess of $29.1 million of common stock sold in the offering were returned to subscribers.

Loans receivable, net, increased by $205,000, or 0.1%, to $180.8 million at June 30, 2011 compared to $180.6 million at December 31, 2010. During the six months ended June 30, 2011, our total loan originations and purchases amounted to $14.0 million and loan principal payments were $13.8 million. All of our loans are originated for portfolio. The increase in loans receivable, net, was primarily due to increases in one- to four-family residential loans of $1.2 million, commercial real estate loans of $129,000, land loans of $607,000 and $86,000 in home equity lines of credit. These increases were partially offset by decreases of $780,000 in residential construction loans and $954,000 in multi-family residential loans.

Mortgage-backed securities amounted to $18.1 million at June 30, 2011 compared to $9.4 million at December 31, 2010, an increase of $8.7 million, or 92.5%. The increase in mortgage-backed securities at June 30, 2011, was due to purchases of available-for- sale securities combined with unrealized gains on such securities, partially offset by maturities and paydowns received during the six-month period.

Premises and equipment, net, increased $960,000, or 12.4%, to $8.7 million at June 30, 2011, compared to $7.8 million at December 31, 2010, primarily due to the completion of our new main office in February 2011.

Total liabilities increased $74.9 million, or 40.0%, at June 30, 2011, to $262.3 million compared to $187.4 million at December 31, 2010. Deposits increased $77.6 million, or 48.8%, to $236.7 million at June 30, 2011, compared to $159.1 million at December 31, 2010, primarily due to increases in passbook savings accounts of $8.2 million, or 38.4%, money market deposit accounts of $2.0 million, or 44.4%, and checking accounts of $68.2 million, or 370.3%, partially offset by a $787,000 decrease in certificates of deposit. We had $23.4 million of advances from the Federal Home Loan Bank at June 30, 2011 compared to $26.5 million at December 31, 2010, as we implemented our strategy to manage interest rate risk by paying down higher cost borrowings.

Total equity amounted to $21.8 million at June 30, 2011 compared to $21.3 million at December 31, 2010, an increase of $502,000, or 2.4%. The reason for the increase in our total equity was net income of $489,000 for the six months ended June 30, 2011 and an increase in unrealized gain on securities available for sale of $13,000, net of the deferred tax effect.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General. State-Investors Bank’s net income amounted to $270,000 for the three months ended June 30, 2011, an increase of $15,000, or 5.9%, compared to net income of $255,000 for the three months ended June 30, 2010. This increase was primarily due to an increase in net interest income of $76,000, or 4.2%, and an increase in non-interest income of $48,000, or 800.0%, offset by an increase in non-interest expense of $67,000, or 4.9%, and provision for loan losses of $34,000, or 113.3%. The increase in net interest income was due to a decrease of $243,000, or 21.6%, in total interest expense in the second quarter of 2011 primarily as a result of decreases in the average rate paid on certificates of deposit and in the average balance of Federal Home Loan Bank advances.

Net Interest Income. Net interest income amounted to $1.9 million for the three months ended June 30, 2011 compared to $1.8 million for the three months ended June 30, 2010. The $76,000, or 4.2%, increase was primarily due to a $243,000 decrease in interest expense. Interest paid on Federal Home Loan Bank advances decreased $134,000 and interest on deposits decreased $109,000 for the three months ended June 30, 2011, compared to the prior year period.

The average interest rate spread decreased 3 basis points from 3.43% for the three months ended June 30, 2010 to 3.40% for the three months ended June 30, 2011, while average interest-earning assets increased  from $200.3 million to $217.5 million during the same periods. Average interest-earning assets to average interest-bearing liabilities decreased from 107.65% for the three months ended June 30, 2010 to 103.62% for the three months ended June 30, 2011. The decrease in the average interest rate spread primarily reflects the decrease in average rate paid on interest-bearing liabilities from 2.42% for the second quarter of 2010 to 1.68% for the second quarter of 2011 compared to a decrease in the average yield on interest earning assets from 5.85% for the second quarter of 2010 to 5.08% for the second quarter of 2011. Net interest margin decreased 14 basis points from 3.60% to 3.46% at June 30, 2010 and 2011, respectively, primarily due to a decrease of 74 basis points in the average rate paid on interest-bearing liabilities compared to a decrease of 77 basis points in the average yield on interest-earning assets for the periods.

Interest income decreased by $167,000 or 5.7%, to $2.8 million for the three months ended June 30, 2011 compared to $2.9 million for the three months ended June 30, 2010. The decrease was primarily due to a 36 basis point decrease in the average yield on loans receivable from 6.31% for the second quarter of 2010 to 5.95% for the second quarter of 2011. To a lesser extent, the decline in interest income was due to a 132 basis point decrease in average yield on mortgage-backed securities from 3.07% for the second quarter in 2010 to 1.75% for the second quarter in 2011.

Interest expense decreased by $243,000, or 21.6%, to $883,000 for the three months ended June 30, 2011 compared to $1.1 million for the three months ended June 30, 2010, primarily as a result of a 35 basis point decrease in the average rate paid on certificate of deposit accounts and a $11.6 million decrease in the average balance of Federal Home Loan Bank advances, combined with a 28 basis point decline in average cost of such advances. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the period. The decline in Federal Home Loan Bank advances was a result of our strategy to pay down high cost borrowings.

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

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:			(Dollars in thousands)
Loans receivable(1)	$181,473	$2,701	5.95%	$181,323	$2,860	6.31%
Mortgage-backed securities	13,292	58	1.75%	8,348	64	3.07%
Other interest-earning assets	22,772	3	0.05%	10,582	5	0.19%
Total interest-earning assets	217,537	2,762	5.08%	200,253	2,929	5.85%
Non-interest-earning assets	20,088			11,668
Total assets	$237,625			$211,921

Interest-bearing liabilities:
Savings, NOW and money market accounts	$70,860	56	0.32%	$36,389	73	0.80%
Certificates of deposit	114,391	596	2.08%	113,314	688	2.43%
Total deposits	185,251	652	1.41%	149,703	761	2.03%
FHLB advances	24,677	231	3.74%	36,322	365	4.02%
Total interest-bearing liabilities	209,928	883	1.68%	186,025	1,126	2.42%
Non-interest-bearing liabilities	6,013			5,240
Total liabilities	215,941			191,265

Equity	21,684			20,656
Total liabilities and equity	$237,625			$211,921

Net interest-earning assets	$7,609			$14,228

Net interest income, average interest rate spread		$1,879	3.40%		$1,803	3.43%

Net interest margin(2)			3.46%			3.60%

Average interest earning assets to average interest bearing liabilities			103.62%			107.65%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Specific provisions are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified.  The allowance related to loans that are identified as impaired is based on discounted expected future cash flows using the loan's initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans.  Factors contributing to the determination of specific provisions include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  General allowances are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type.  For the general allowance, management also considers trends in delinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.

Changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectability of the loan portfolio also impact the allowance levels.  The allowance for loan losses is based on management's estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate.  The allowance for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings.  Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the allowance.

During the three months ended June 30, 2011, we made a provision of $64,000, compared to a provision of $30,000 the second quarter of 2010, due primarily to the increase of $897,000 in total non-performing loans in the second quarter of 2011 compared to the second quarter of 2010. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges and realized gains and losses on investments was $54,000 for the three months ended June 30, 2011, an increase of $48,000 compared to non-interest income of $6,000 for the three months ended June 30, 2010. The increase was primarily due to a $23,000 loss on the sale of investment securities available-for-sale that was recognized in the second quarter of 2010, compared to none in the second quarter of 2011.

Non-Interest Expense. Non-interest expense increased by $67,000, or 4.9% to $1.4 million for the six months ended June 30, 2011. The increase was primarily the result of a $24,000 increase in salaries and employee benefits, a $39,000 increase in occupancy expense and a $34,000 increase in deposit insurance premiums, partially offset by a $38,000 decrease in advertising expense and a $26,000 decrease in data processing expense.

Income Tax Expense. The income tax expense amounted to $153,000 and $145,000 for the three months ended June 30, 2011 and 2010, respectively. Our effective federal tax rate was 36.2% and 36.3% for the three months ended June 30, 2011 and 2010, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General. State-Investors Bank’s net income amounted to $489,000 for the six months ended June 30, 2011, a decrease of $29,000, or 5.6%, compared to net income of $518,000 for the six months ended June 30, 2010. This decrease was primarily due to a decrease in interest income of $400,000, or 6.8%, and an increase in non-interest expense of $196,000, or 7.2%, offset by a decrease in interest expense of $494,000, or 21.5% and a $88,000 increase in non-interest income. Interest expense decreased in second quarter of 2011 primarily as a result of decreases in the average rate paid on certificates of deposit and in the average balance of Federal Home Loan Bank advances.

Net Interest Income. Net interest income amounted to $3.7 million for the six months ended June 30, 2011 compared to $3.6 million for the six months ended June 30, 2010. The $94,000, or 2.6%, increase was primarily due to a $494,000 decrease in interest expense. Interest paid on Federal Home Loan Bank advances decreased $324,000 and interest on deposits decreased $170,000 for the six months ended June 30, 2011, compared to the prior year period.

The average interest rate spread increased 10 basis points from 3.4% for the six months ended June 30, 2010 to 3.5% for the six months ended June 30, 2011, while average interest-earning assets increased from $201.1 million to $205.9 million during the same periods. Average interest-earning assets to average interest-bearing liabilities decreased from 107.39% for the six months ended June 30, 2010 to 104.09% for the six months ended June 30, 2011. The increase in the average interest rate spread primarily reflects the decrease in average rate paid on interest-bearing liabilities from 2.45% for the first half of 2010 to 1.82% for the first half of 2011 compared to a decrease in the average yield on interest earning assets from 5.85% for the first half of 2010 to 5.32% for the first half of 2011. Net interest margin increased one basis point from 3.56% to 3.57% at June 30, 2010 and 2011, respectively, primarily due to a decrease of 63 basis points in the average rate paid on interest-bearing liabilities compared to a decrease of 53 basis points in the average yield on interest-earning assets for the periods.

Interest income decreased by $400,000 or 6.8%, to $5.5 million for the six months ended June 30, 2011 compared to $5.9 million for the six months ended June 30, 2010. The decrease was primarily due to a combined 37 basis point decrease in the average yield on loans receivable from 6.29% for the first half of 2010 to 5.92% for the first half of 2011, and an $883,000 decrease in the average balance of loans receivable from $182.2 million for the six months ended June 30, 2010 to $181.3 million for the six months ended June 30, 2011. To a lesser extent, the decline in interest income was due to a 134 basis point decrease in average yield on mortgage-backed securities from 3.32% for the first half of 2010 to 1.98% for the first half of 2011.

Interest expense decreased by $494,000, or 21.5%, to $1.8 million for the six months ended June 30, 2011 compared to $2.3 million for the six months ended June 30, 2010, primarily as a result of a 33 basis point decrease in the average rate paid on certificate of deposit accounts and a $14.7 million decrease in the average balance of Federal Home Loan Bank advances, combined with a 25 basis point decline in average cost of such advances. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the fiscal year. The decline in Federal Home Loan Bank advances was a result of our strategy to pay down high cost borrowings.

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

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:			(Dollars in thousands)
Loans receivable(1)	$181,323	$5,364	5.92%	$182,206	$5,732	6.29%
Mortgage-backed securities	11,321	112	1.98%	8,363	139	3.32%
Other interest-earning assets	13,278	5	0.08%	10,533	10	0.19%
Total interest-earning assets	205,922	5,481	5.32%	201,102	5,881	5.85%
Non-interest-earning assets	19,049			11,706
Total assets	$224,971			$212,808

Interest-bearing liabilities:
Savings, NOW and money market accounts	$58,001	127	0.44%	$36,236	154	0.85%
Certificates of deposit	114,516	1,205	2.10%	110,992	1,348	2.43%
Total deposits	172,517	1,332	1.54%	147,228	1,502	2.04%
FHLB advances	25,320	471	3.72%	40,027	795	3.97%
Total interest-bearing liabilities	197,837	1,803	1.82%	187,255	2,297	2.45%
Non-interest-bearing liabilities	5,570			5,039
Total liabilities	203,407			192,294

Equity	21,564			20,514
Total liabilities and equity	$224,971			$212,808

Net interest-earning assets	$8,085			$13,847

Net interest income, average interest rate spread		$3,678	3.50%		$3,584	3.40%

Net interest margin(2)			3.57%			3.56%

Average interest earning assets to average interest bearing liabilities			104.09%			107.39%
__________________
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. During the six months ended June 30, 2011, we made a provision of $94,000, compared to a provision of $75,000 the first half of 2010, due primarily to the increase of $1.7 million in total non-performing loans in the first half of 2011 compared to the first half of 2010. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate. See additional discussion under “Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010.”

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Interest Income. Non-interest income, which includes fees and service charges and realized gains and losses on investments was $111,000 for the six months ended June 30, 2011, an increase of $88,000 compared to non-interest income of $23,000 for the six months ended June 30, 2010. The increase was primarily due to a $46,000 loss on the sale of investment securities available-for-sale that was recognized in the first half of 2010 compared to none in the first half of 2011.

Non-Interest Expense. Non-interest expense increased by $196,000, or 7.2% to $2.9 million for the six months ended June 30, 2011, compared to $2.7 million for the six months ended June 30, 2010. The increase was primarily the result of a $66,000 increase in salaries and employee benefits, a $64,000 increase in occupancy expense and a $56,000 increase in deposit insurance premiums, partially offset by a $50,000 decrease in advertising expense.

Income Tax Expense. The income tax expense amounted to $289,000 and $293,000 for the six months ended June 30, 2011 and 2010, respectively. Our effective federal tax rate was 37.1% and 36.1% for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

State-Investors Bank maintains levels of liquid assets deemed adequate by management.  State-Investors Bank adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  State-Investors Bank also adjusts liquidity as appropriate to meet asset and liability management objectives.

State-Investors Bank's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  State-Investors Bank sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, State-Investors Bank invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  State-Investors Bank's cash and cash equivalents, excluding stock subscription funds held in escrow, amounted to $3.7 million at June 30, 2011.

A significant portion of State-Investors Bank's liquidity consists of non-interest earning deposits.  State-Investors Bank's primary sources of cash are principal repayments on loans and increases in deposit accounts.  If State-Investors Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At June 30, 2011, State-Investors Bank had $23.4 million of advances from the Federal Home Loan Bank of Dallas and had $69.3 million in additional borrowing capacity. Additionally, at June 30, 2011, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $20.0 million. There were no amounts purchased under this agreement as of June 30, 2011.

At June 30, 2011, State-Investors Bank had outstanding loan commitments of $6.8 million to originate loans.  At June 30, 2011, certificates of deposit scheduled to mature in less than one year, excluding time deposits in individual retirement accounts, totaled $65.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  State-Investors Bank intends to utilize its liquidity to fund its lending activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At June 30, 2011, State-Investors Bank exceeded each of its capital requirements with ratios of 7.60%, 15.02% and 16.01%, respectively.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

State Investors Bancorp's registration statement on Form S-1 (File No. 333-172659) was declared effective by the SEC on May 11, 2011. On July 6, 2011 State-Investors Bank completed its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank concurrent with the State Investors Bancorp stock offering. Upon completion of the conversion and the offering, all of State-Investors Bank's stock is owned by State Investors Bancorp, and all of State Investors Bancorp's stock is, in turn, owned by the public. In connection with the conversion and offering, the Company sold 2,909,500 shares of its common stock, raising $29,095,000 of gross proceeds and contributed approximately $13.9 million of equity to the Bank, which is not recognized in the financial statements included in this Form 10-Q because the conversion and offering was not completed until after June 30, 2011. All further proceeds were retained by State Investors Bancorp for future capital needs.

Keefe, Bruyette & Woods ("KBW") was engaged to assist in the marketing of the common stock. For their services, KBW received a sales fee of $307,000. Expenses related to the offering were approximately $1.1 million, including the sales fee paid to KBW, none of which were paid to officers or directors of State Investors Bancorp, the Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $27.9 million. As a result of completion of the offering, 2,909,500 shares of State Investors Bancorp's common stock are outstanding as of August 11, 2011.

Initially, both State Investors Bancorp and State-Investors Bank have invested the net proceeds from the stock offering in short-term investments until these proceeds can be deployed for other purposes.

State Investors Bancorp Inc.'s common stock is quoted on the Nasdaq Capital Market under the trading symbol "SIBC."

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES.

There are no matters required to be reported under this item.

ITEM 4 – (REMOVED AND RESERVED).

ITEM 5 – OTHER INFORMATION.

There are no matters required to be reported under this item.

ITEM 6 – EXHIBITS.

List of exhibits: (filed herewith unless otherwise noted)

No.	Description
10.1	Employment Agreement between State-Investors Bank and Anthony S. Sciortino
10.2	Employment Agreement between State Investors Bancorp, Inc. and Anthony S. Sciortino
10.3	Employment Agreement between State-Investors Bank and Daniel McGowan
10.4	Employment Agreement between State Investors Bancorp, Inc. and Daniel McGowan
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification

The following Exhibits are being furnished as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*
______________________
*
These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE INVESTORS BANCORP, INC.

Date: August 15, 2011	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Daniel McGowan
Daniel McGowan
Chief Financial Officer