Form 10-Q
period 2011-09-30
STATE INVESTORS BANCORP, INC.
filed 2011-11-14
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
☐ Yes              ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 14, 2011, 2,909,500 shares of the Registrant’s common stock were issued and outstanding.

STATE INVESTORS BANCORP, INC.
Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

STATE INVESTORS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash – non-interest bearing	$4,106	$3,724
Cash – interest bearing	6,207	3,207
Federal funds sold	100	100
Cash and cash equivalents	10,413	7,031

Investment securities:
Available-for-sale	42,069	8,802
Held-to-maturity ($528 and $594 at fair value)	510	577
Loans, net	180,951	180,631
Federal Home Loan Bank Stock	1,525	1,361
Accrued interest receivable	1,007	1,020
Premises and equipment, net	8,705	7,773
Other real estate, net	-	167
Deferred income taxes	386	303
Other assets	970	1,023

TOTAL ASSETS	$246,536	$208,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$161,668	$159,130
Advances from Federal Home Loan Bank	34,615	26,483
Advance payments by borrowers for taxes and insurance	1,370	834
Accrued interest payable	76	119
Other liabilities	1,188	831

TOTAL LIABILITIES	198,917	187,397

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value – 9,000,000 shares authorized; 2,909,500 issued and outstanding at September 30, 2011; none at December 31, 2010	29	--
Additional paid in capital	27,908	--
Unearned ESOP shares (229,850 shares)	(2,299)	--
Retained earnings-substantially restricted	21,787	21,105
Accumulated other comprehensive income	194	186

TOTAL STOCKHOLDERS’ EQUITY	47,619	21,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$246,536	$208,688
The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,486	$2,874	$7,850	$8,606
Interest on investment securities	101	61	213	200
Other interest and dividends	2	3	7	13

TOTAL INTEREST INCOME	2,589	2,938	8,070	8,819

INTEREST EXPENSE:
Interest on deposits	622	781	1,954	2,283
Interest on Federal Home Loan Bank advances	217	312	688	1,107

TOTAL INTEREST EXPENSE	839	1,093	2,642	3,390
NET INTEREST INCOME	1,750	1,845	5,428	5,429

PROVISION FOR LOAN LOSSES	30	35	124	110
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,720	1,810	5,304	5,319

NON-INTEREST INCOME:
Net (loss) on sale of available-for-sale securities	--	(45)	--	(91)
Service charges, fees and other	69	52	180	105

TOTAL NON-INTEREST INCOME	69	7	180	14

NON-INTEREST EXPENSES:
Salaries and employee benefits	832	793	2,344	2,239
Occupancy expense	142	126	445	365
Data processing	114	128	382	398
Security	63	59	183	164
Deposit insurance premiums	41	57	212	172
Advertising	22	52	77	157
Other real estate owned expenses (income) – net	--	--	(7)	--
Professional fees	48	31	125	84
Office supplies and postage	37	30	114	97
Other	174	189	515	494

TOTAL NON-INTEREST EXPENSES	1,473	1,465	4,390	4,170

INCOME BEFORE INCOME TAXES	316	352	1,094	1,163
INCOME TAX EXPENSE	123	130	412	423

NET INCOME	$193	$222	$682	$740
Earnings Per Common Share
Basic	$0.07	N/A	$0.23	N/A
Diluted	$0.07	N/A	$0.23	N/A

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
		Additional	Unearned		Other
	Common	Paid In	ESOP	Retained	Comprehensive	Total
	Stock	Capital	Shares	Earnings	Income	Equity
	(Unaudited)
Balance at December 31, 2009(1)	$--	$--	$--	$20,129	$55	$20,184

Comprehensive Income:
Net Income	--	--	--	740	--	740
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available-for-sale, net of deferred income taxes of $(55) and reclassification adjustment of $(91)	--	--	--	--	106	106

Total Comprehensive Income	--	--	--	--	--	846

Balance at September 30, 2010	$--	$--	$--	$20,869	$161	$21,030
Balance at December 31, 2010(1)	$--	$--	$--	$21,105	$186	$21,291
Issuance of Common Stock for Initial Public Offering, net of $1,163 conversion cost	29	27,903	--	--	--	27,932
Shares Purchased for ESOP	--	--	(2,328)	--	--	(2,328)
ESOP shares released for allocation	--	5	29	--	--	34
Comprehensive Income:
Net Income	--	--	--	682	--	682
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available-for-sale, net of deferred income taxes of $(4)	--	--	--	--	8	8

Total Comprehensive Income	--	--	--	--	--	690

Balance at September 30, 2011	$29	$27,908	$(2,299)	$21,787	$194	$47,619

(1) Balances as of December 31, 2009 and December 31, 2010 are audited.

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$682	$740
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of investment securities available for sale	--	91
Provision for loan losses	124	110
Depreciation and amortization	220	157
Amortization (accretion) of securities	73	4
Stock dividend on FHLB stock	(4)	(7)
Gain on sale of other real estate	(11)	--
Deferred income taxes provision (benefit)	(87)	--
Non cash compensation	34	--
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	13	7
(Increase) decrease in other assets	53	(68)
Increase (decrease) in accrued interest payable	(43)	(74)
Increase (decrease) in other liabilities	357	240

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,411	1,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans	(444)	8,341
Proceeds from sale of investment securities available for sale	--	263
Purchase of mortgage-backed securities	(34,437)	(531)
Proceeds from principal repayments of mortgage-backed securities	1,176	979
Purchase of FHLB stock	(417)	--
Redemption of FHLB stock	257	685
Proceeds from sale of real estate owned	178	--
Purchase of premises and equipment	(1,152)	(1,935)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(34,839)	7,802

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	2,538	15,335
Increase (decrease) in advances by borrowers for insurance and taxes	536	429
Advances from FHLB	12,000	--
Payments on advances from the FHLB	(3,868)	(15,578)
Proceeds from Issuance of Common Stock	29,095	--
Cost of Issuance of Common Stock	(1,163)	--
Loan to ESOP for purchase of stock	(2,328)	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,810	186

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,382	9,188
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	7,031	3,454

CASH AND CASH EQUIVALENTS – END OF PERIOD	$10,413	$12,642

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$2,747	$3,465

Income taxes	$425	$770

Change in unrealized gain on securities available for sale	$12	$162

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

On July 6, 2011, State-Investors Bank completed its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. In connection with the conversion, State-Investors Bank formed State Investors Bancorp, Inc., a Louisiana chartered corporation (the “Company” or “State Investors Bancorp”), which offered and sold 2,909,500 shares of its common stock at a price of $10.00 per share to eligible depositors and borrowers of the Bank. Upon completion of the conversion and the offering, all of State-Investors Bank’s stock is owned by State Investors Bancorp, and all of State Investors Bancorp’s stock is, in turn, owned by the public. The Company sold 2,909,500 shares of its common stock, raising proceeds of approximately $27.9 million, net of offering expenses. The Company contributed approximately 50% of the net proceeds to the Bank. All remaining proceeds were retained by State Investors Bancorp for future capital needs.

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited financial statements of State-Investors Bank for the year ended December 31, 2010 included in the Company’s registration statement on Form S-1 (File No. 333-172659).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, State-Investors Bank.  All significant intercompany balances and transactions between the Company and its wholly owned subsidiary have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

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

Earnings per Share

Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides clarification on guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The effective date for ASU 2011-02 is for the first interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 did not have a material impact on the Company’s results of operations, financial position, disclosures or level of troubled debt restructurings.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income.  ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements.  The effective date for ASU 2011-05 is for annual and interim period beginning after December 15, 2011.  The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s results of operations or financial position.  It will present a change in disclosure as the Company currently presents comprehensive income in its consolidated statement of changes in stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 1 – Basis of Presentation (Continued)

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform with the 2011 financial statement presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

Note 2 – Investment Securities

A summary of the amortized cost and fair values of the investment securities is presented below:

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
September 30, 2011
Held to maturity:
GNMA Certificates	$388	$15	$--	$403
FNMA Certificates	101	2	--	103
FHLMC Certificates	21	1	--	22

Total held to maturity securities	510	18	--	528

Available-for-sale:
GNMA Certificates	41,776	370	(77)	42,069

Total available-for-sale	41,776	370	(77)	42,069

Total securities	$42,286	$388	$(77)	$42,597

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
December 31, 2010
Held to maturity:
GNMA Certificates	$433	$14	$--	$447
FNMA Certificates	118	3	--	121
FHLMC Certificates	26	--	--	26

Total held to maturity securities	577	17	--	594

Available-for-sale:
GNMA Certificates	8,520	282	--	8,802

Total available-for-sale	8,520	282	--	8,802

Total securities	$9,097	$299	$--	$9,396

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 - Investment Securities (Continued)

The amortized cost and fair values of the securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
Mortgage-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
September 30, 2011
Amounts maturing in:
One year or less	$--	$--	$1,860	$1,912
After one year through five years	405	419	3,504	3,561
After five years through ten years	105	109	10,403	10,621
After ten years	--	--	26,009	25,975
	$510	$528	$41,776	$42,069

There were no sales or calls of available for sale securities during the nine months ended September 30, 2011.  During the nine months ended September 30, 2010 the Bank sold available for sale securities resulting in gross realized losses of approximately $91,000.

Management evaluates securities for other-than-temporary impairment on a periodic and regular basis, as well as when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Gross unrealized losses in investment securities at September 30, 2011, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more are as follows. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of these securities.

	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
GNMA certificates (3 securities)	$21,720	$(77)	$-	$-	$21,720	$(77)
Totals	$21,720	$(77)	$-	$-	$21,720	$(77)

At December 31, 2010, there were no unrealized losses in investment securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Real estate loans:
One-to four-family residential	$129,014	$128,056
Commercial real estate	37,006	37,050
Multi-family residential	5,003	5,653
Land	3,469	2,743
Home equity lines of credit	4,528	4,360
Residential construction	2,075	2,904

Total real estate loans	181,095	180,766
Other loans:
Consumer non-real estate loans	1,531	1,390
Commercial business loans	3	6

Total other loans	1,534	1,396

Total loans	182,629	182,162
Less:
Deferred loan fees	(67)	(26)
Allowance for loan losses	(1,611)	(1,505)

Net loans	$180,951	$180,631

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The following tables set forth, for the nine months ended September 30, 2011 and year ended December 31, 2010, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Nine Months Ended September 30, 2011 and Year Ended December 31, 2010

	Mortgage- Construction	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Commercial	Consumer	Total
	(In thousands)
September 30, 2011
Allowance for credit losses:
Beginning balance	$23	$947	$521	$--	$14	$1,505
Charge-offs	--	--	(18)	--	--	(18)
Recoveries	--	--	--	--	--	--
Provision	(15)	91	47	--	1	124
Ending balance	$8	$1,038	$550	$--	$15	$1,611

Ending balance:
Individually evaluated for impairment	$--	$164	$--	$--	$--	$164

Ending balance:
Collectively evaluated for impairment	$8	$874	$550	$--	$15	$1,447

Loans receivable: Ending balance	$2,075	$133,542	$45,478	$3	$1,531	$182,629

Ending balance: Individually evaluated for impairment	$--	$630	$2,611	$--	$--	$3,241

Ending balance: Collectively evaluated for impairment	$2,075	$132,912	$42,867	$3	$1,531	$179,388

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Mortgage- Construction	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Commercial	Consumer	Total
	(In thousands)
December 31, 2010
Allowance for credit losses:
Beginning balance	$8	$1,068	$359	$--	$10	$1,445
Charge-offs	--	(33)	--	--	--	(33)
Recoveries	--	--	--	--	--	--
Provision	15	(88)	162	--	4	93
Ending balance	$23	$947	$521	$--	$14	$1,505

Ending balance:
Individually evaluated for impairment	$--	$100	$50	$--	$--	$150

Ending balance:
Collectively evaluated for impairment	$23	$847	$471	$--	$14	$1,355

Loans receivable: Ending balance	$2,904	$128,056	$49,806	$6	$1,390	$182,162

Ending balance: Individually evaluated for impairment	$--	$305	$197	$--	$--	$502

Ending balance: Collectively evaluated for impairment	$2,904	$127,751	$49,609	$6	$1,390	$181,660

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of September 30, 2011 and December 31, 2010, loan balances past due more than 90 days and still accruing interest amounted to $138,000 and $1.1 million, respectively. As of September 30, 2011 and December 31, 2010, loan balances on non-accrual status amounted to $1.7 million and $178,000, respectively. The Company considers all loans more than 90 days past due as non-performing loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

At September 30, 2011 and December 31, 2010, the credit quality indicators (performing and non-performing loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators — Credit Risk Profile Based on Payment Activity as of September 30, 2011 and December 31, 2010

	Performing	Non-performing	Total
	(In thousands)
September 30, 2011
Mortgage Loans:
Construction-Residential	$2,075	$--	$2,075
Permanent:
1 to 4 Family	128,474	540	129,014
Multifamily	3,720	1,283	5,003
Commercial RE	37,006	--	37,006
Other	7,997	--	7,997
Nonmortgage Loans:
Commercial	3	--	3
Consumer	1,531	--	1,531
Total	$180,806	$1,823	$182,629

	Performing	Non-performing	Total
	(In thousands)
December 31, 2010
Mortgage Loans:
Construction-Residential	$2,904	$--	$2,904
Permanent:
1 to 4 Family	126,780	1,276	128,056
Multifamily	5,653	--	5,653
Commercial RE	37,050	--	37,050
Other	7,103	--	7,103
Nonmortgage Loans:
Commercial	6	--	6
Consumer	1,370	20	1,390
Total	$180,866	$1,296	$182,162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of September 30, 2011 and December 31, 2010:

Aged Analysis of Past Due Loans Receivable as of September 30, 2011 and December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
September 30, 2011
Mortgage Loans:
Construction-
Residential	$--	$--	$--	$--	$2,075	$2,075	$--
Permanent:
1 to 4 Family	2,639	1,539	540	4,718	128,824	133,542	138
Multifamily	--	--	1,283	1,283	3,720	5,003	--
Commercial RE	--	401	--	401	36,605	37,006	--
Other	96	59	--	155	3,314	3,469	--
Nonmortgage Loans:
Commercial	--	--	--	--	3	3	--
Consumer	--	20	--	20	1,511	1,531	--

Total	$2,735	$2,019	$1,823	$6,577	$176,052	$182,629	$138

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
December 31, 2010
Mortgage Loans:
Construction-
Residential	$--	$--	$--	$--	$2,904	$2,904	$--
Permanent:
1 to 4 Family	1,559	978	1,276	3,813	124,243	128,056	1,098
Multifamily	--	--	--	--	5,653	5,653	--
Commercial RE	--	462	--	462	36,588	37,050	--
Other	--	62	--	62	7,041	7,103	--
Nonmortgage Loans:
Commercial	--	--	--	--	6	6	--
Consumer	5	--	20	25	1,365	1,390	20

Total	$1,564	$1,502	$1,296	$4,362	$177,800	$182,162	$1,118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Loan Receivables on Nonaccrual Status

	September 30, 2011	December 31, 2010
	(In thousands)
Mortgage Loans:
Permanent, Secured by 1 to 4 Family	$402	$178
Permanent, Secured by Multifamily	1,283	--
Total	$1,685	$178

A summary of the impaired loans by class of loans as of and for the nine months ended September 30, 2011 and year ended December 31, 2010, is as follows:

Impaired Loans as of and for the Nine Months Ended September 30, 2011 and Year Ended December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
September 30, 2011
With no related allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	228	228	--	229	6
Multifamily	1,283	1,283	--	1,283	39
Commercial RE	1,328	1,328	--	1,331	15
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--

With an allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	402	402	164	381	15
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--

Total:
Mortgage Loans:
Construction	--	--	--	--	--
Permanent	3,241	3,241	164	3,224	75
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$3,241	$3,241	$164	$3,224	$75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
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

The following table includes information about troubled debt restructurings as of September 30, 2011. The Company had no troubled debt restructurings that had subsequently defaulted as of September 30, 2011.

Modifications as of September 30, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent, Secured by:
1-4 Family	2	$356	$360
Commercial RE	2	1,230	1,328

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 4 - Fair Values of Financial Instruments

Fair Value Disclosures

The Company groups its financial assets and liabilities measured at fair value in three levels. Fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2011 and December 31, 2010. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 4 - Fair Values of Financial Instruments (Continued)

Fair Value Disclosures (Continued)

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2011
Available-for-sale:
Mortgage Backed Securities	$42,069	$--	$42,069	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2010
Available-for-sale:
Mortgage Backed Securities	$8,802	$--	$8,802	$--

Nonrecurring Basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis.

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company records repossessed assets as Level 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 4 – Fair Values of Financial Instruments (Continued)

Fair Value Disclosures (Continued)

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2011
Assets
Impaired Loans	$3,077	$--	$3,077	$--
Repossessed Assets	--	--	--	--
Total	$3,077	$--	$3,077	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2010
Assets
Impaired Loans	$352	$--	$352	$--
Repossessed Assets	167	--	167	--
Total	$519	$--	$519	$--

Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. In accordance with generally accepted accounting principles, certain financial instruments and all non-financial instruments are excluded from these disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

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

The estimated approximate fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and Short-Term Investments	$10,413	$10,413	$7,031	$7,031
Securities	44,104	44,121	10,740	10,757
Loans – Net	180,951	181,400	180,631	181,000

Financial Liabilities:
Deposits	161,668	155,900	159,130	158,000
FHLB Borrowings	34,615	36,435	26,483	27,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 – Employee Stock Ownership Plan

In connection with the mutual to stock conversion completed in the third quarter of fiscal 2011, effective July 1, 2011, the Company instituted an employee stock ownership plan.  The State-Investors Bank Employee Stock Ownership Plan (“ESOP”) enables all eligible employees of the Bank to share in the growth of the Company through the acquisition of stock.  Employees are generally eligible to participate in the ESOP after completion of one year of service and attaining the age of 21.

The ESOP purchased the statutory limit of eight percent of the shares sold in the initial public offering of the Company on July 6, 2011.  This purchase was facilitated by a loan from the Company to the ESOP in the amount of $2.3 million.  The loan is secured by a pledge of the ESOP shares.  The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets.  The corresponding note is being repaid in 80 quarterly debt service payments of $40,000 on the last business day of each quarter, beginning September 30, 2011, at the rate of 3.25%.

The Company, at its discretion, may contribute to the ESOP, in the form of debt service.  Cash dividends on the Company’s stock shall be used to either repay the loan, be distributed to the participants in the ESOP, or retained in the ESOP and reinvested in Company stock.  Shares are released for allocation to ESOP participants based on principal and interest payments of the note.  Compensation expense is recognized based on the number of shares allocated to ESOP participants each period and the average market price of the stock for the period.

ESOP compensation expense for the three months ended September 30, 2011 was $34,000.

Note 6 – Mutual to Stock Conversion

On July 6, 2011, the Bank completed its conversion from a mutual to a stock form of organization as a subsidiary of State Investors Bancorp, Inc. and the Company completed an initial public offering in which it issued 2,909,500 shares of its common stock for a total of $29.1 million in gross offering proceeds.  In conjunction with the conversion, the Bank established a liquidation account in an amount equal to the Bank’s retained earnings contained in the final prospectus.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain deposit accounts in the Bank after the conversion.

In the event of a complete liquidation (and only in such event), each eligible account holder and supplemental eligible account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to common stock.  Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account will not restrict the use or application of such retained earnings.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State Investors Bancorp, Inc. (“State Investors Bancorp” or the “Company”) from December 31, 2010 to September 30, 2011 and on its results of operations during the third quarters and nine months ended September 30, 2011 and 2010. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or State-Investors Bank (the “Bank”), these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s or Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. Factors that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the risk factors described under the heading “Risk Factors” in the Company’s prospectus, dated May 11, 2011 (SEC File No. 333-172659).

Critical Accounting Policies

In reviewing and understanding financial information for State Investors Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.  These policies are described in Note 1 of the notes to our financial statements. The accounting and financial reporting policies of State Investors Bancorp conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws.  Realizing our deferred tax assets principally depends upon our achieving projected future taxable income, we may change our judgments regarding future profitability due to future market conditions and other factors.  We may adjust our deferred tax asset balances if our judgments change.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

General.  The Company’s total assets increased by $37.8 million, or 18.1%, to $246.5 million at September 30, 2011, compared to $208.7 million at December 31, 2010. For the nine months ended September 30, 2011, the increase in our assets was primarily due to increases in mortgage-backed securities, which increased $33.2 million, or 354.0%, and cash and cash equivalents, which increased $3.4 million, or 48.1%.  Premises and equipment, net, increased $932,000, or 12.0% and loans receivable increased $320,000, or 0.2%, at September 30, 2011 compared to December 31, 2010.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.4 million, or 48.1%, from $7.0 million at December 31, 2010 to $10.4 million at September 30, 2011.  The increase in cash and cash equivalents was due in large part to the proceeds received in connection with the stock conversion offering completed in the third quarter 2011.  As of July 6, 2011, the subscription funds deposited in excess of $29.1 million of common stock sold in the offering were returned to subscribers.

Loans Receivable, Net.  Loans receivable, net, increased by $320,000, or 0.2%, to $181 million at September 30, 2011 compared to $180.6 million at December 31, 2010. During the nine months ended September 30, 2011, our total loan originations and purchases amounted to $22.4 million and loan principal payments were $22.1 million. All of our loans are originated for portfolio. The increase in loans receivable, net, was primarily due to increases in one-to-four family residential loans of $958,000, land loans of $726,000 and $168,000 in home equity lines of credit. These increases were partially offset by decreases of $829,000 in residential construction loans and $650,000 in multi-family residential loans.

Investment Securities.  Mortgage-backed securities amounted to $42.6 million at September 30, 2011 compared to $9.4 million at December 31, 2010, an increase of $33.2 million, or 354.0%. The increase in mortgage-backed securities at September 30, 2011, was due to purchases of available-for-sale securities combined with unrealized gains on such securities, partially offset by maturities and paydowns received during the nine-month period.  The increase in mortgage-backed securities reflects the Company’s decision to invest a portion of its liquid assets in investment securities to enhance its yield.

Premises and Equipment, Net.  Premises and equipment, net, increased $932,000, or 12.0%, to $8.7 million at September 30, 2011, compared to $7.8 million at December 31, 2010, primarily due to the completion of our new main office in February 2011.

Total liabilities.  Total liabilities increased $11.5 million, or 6.1%, at September 30, 2011, to $198.9 million compared to $187.4 million at December 31, 2010. Deposits increased $2.5 million, or 1.6%, to $161.7 million at September 30, 2011, compared to $159.1 million at December 31, 2010, primarily due to increases in passbook savings accounts of $6.7 million, or 31.5%, money market deposit accounts of $2.4 million, or 53.0%, partially offset by a $5.7 million decrease in certificates of deposit, or 4.9%, and a $904,000 decrease in checking accounts. We had $34.6 million of advances from the Federal Home Loan Bank at September 30, 2011 compared to $26.5 million at December 31, 2010, an increase of 30.7%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total Stockholders’ Equity.  Total stockholders’ equity amounted to $47.6 million at September 30, 2011 compared to $21.3 million at December 31, 2010, an increase of $26.3 million, or 123.7%. The reason for the increase in our total stockholders’ equity was primarily due to the issuance of common stock in the conversion offering, net income of $682,000 for the nine months ended September 30, 2011, the release of $34,000 in ESOP shares and an increase in unrealized gain on securities available for sale of $8,000, net of the deferred tax effect, partially offset by the purchase of $2.3 million of shares to fund the ESOP.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General. The Company’s  net income amounted to $193,000 for the three months ended September 30, 2011, a decrease of $29,000, or 13.1%, compared to net income of $222,000 for the three months ended September 30, 2010. This decrease was primarily due to a decrease in net interest income of $95,000, or 5.1%, and an increase in non-interest expense of $8,000, or 0.5%, offset by an increase in non-interest income of $62,000, or 885.7%, and a decrease in the provision for income taxes of $7,000, or 5.4%.  The decrease in net interest income was due to a decrease of $349,000, or 11.9%, in total interest income in the third quarter of 2011 primarily as a result of decreases in the average yield on interest earning assets.

Net Interest Income. Net interest income amounted to $1.75 million for the three months ended September 30, 2011 compared to $1.85 million for the three months ended September 30, 2010. The $95,000, or 5.1%, decrease was primarily due to a $349,000 decrease in interest income, partially offset by a decrease in interest paid on deposits of $159,000 and a decrease of interest paid on Federal Home Loan Bank advances of $95,000 for the three months ended September 30, 2011, compared to the prior year period.

The average interest rate spread decreased 50 basis points from 3.57% for the three months ended September 30, 2010 to 3.07% for the three months ended September 30, 2011, while average interest-earning assets increased from $198.5 million to $219.7 million during the same periods. Average interest-earning assets to average interest-bearing liabilities increased from 106.86% for the three months ended September 30, 2010 to 107.31% for the three months ended September 30, 2011. The decrease in the average interest rate spread primarily reflects the 121 basis point decrease in the average yield on interest earning assets from 5.92% for the third quarter of 2010 to 4.71% for the third quarter of 2011. The average rate paid on interest-bearing liabilities decreased 71 basis points from 2.35% for the third quarter of 2010 to 1.64% for the third quarter of 2011.  Net interest margin decreased 53 basis points from 3.72% to 3.19% at September 30, 2010 and 2011, respectively.

Interest income decreased by $349,000 or 11.9%, to $2.6 million for the three months ended September 30, 2011 compared to $2.9 million for the three months ended September 30, 2010. The decrease was primarily due to an 88 basis point decrease in the average yield on loans receivable from 6.39% for the third quarter of 2010 to 5.51% for the third quarter of 2011.  In addition, contributing to the decline in interest income was a 159 basis point decrease in average yield on mortgage-backed securities from 2.97% for the third quarter in 2010 to 1.38% for the third quarter in 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense decreased by $254,000, or 23.2%, to $839,000 for the three months ended September 30, 2011 compared to $1.1 million for the three months ended September 30, 2010, primarily as a result of a 39 basis point decrease in the average rate paid on certificates of deposit accounts and a $5.1 million decrease in the average balance of Federal Home Loan Bank advances, combined with a 68 basis point decline in average cost of such advances. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the period.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, the average interest rate spread and the net interest margin. As the Company owned no tax-exempt securities during the periods presented, no tax-equivalent yield adjustments were made. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$180,566	$2,486	5.51%	$179,909	$2,874	6.39%
Mortgage-backed securities	29,343	101	1.38%	8,216	61	2.97%
Other interest-earning assets	9,809	2	0.08%	10,412	3	0.12%
Total interest-earning assets	219,718	2,589	4.71%	198,537	2,938	5.92%
Non-interest-earning assets	21,766			13,908
Total assets	$241,484			$212,445

Interest-bearing liabilities:
Savings, NOW and money market accounts	$67,017	60	0.36%	$37,356	76	0.81%
Certificates of deposit	110,850	562	2.03%	116,478	705	2.42%
Total deposits	177,867	622	1.40%	153,834	781	2.03%
FHLB advances	26,882	217	3.23%	31,955	312	3.91%
Total interest-bearing liabilities	204,749	839	1.64%	185,789	1,093	2.35%
Non-interest-bearing liabilities	10,151			5,718
Total liabilities	214,900			191,507

Equity	26,584			20,938
Total liabilities and equity	$241,484			$212,445

Net interest-earning assets	$14,969			$12,748

Net interest income, average interest rate spread		$1,750	3.07%		$1,845	3.57%

Net interest margin(2)			3.19%			3.72%

Average interest earning assets to average interest bearing liabilities			107.31%			106.86%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

During the three months ended September 30, 2011, we made a provision of $30,000, compared to a provision of $35,000 the third quarter of 2010.  To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges and realized gains and losses on investments was $69,000 for the three months ended September 30, 2011, an increase of $62,000 compared to non-interest income of $7,000 for the three months ended September 30, 2010. The increase was primarily due to a $45,000 loss on the sale of investment securities available-for-sale that was recognized in the third quarter of 2010, compared to none in the third quarter of 2011.

Non-Interest Expense. Non-interest expense increased by $8,000, or 0.5% to $1.5 million for the three months ended September 30, 2011. The increase was primarily the result of a $39,000 increase in salaries and employee benefits, a $17,000 increase in professional fees and a $16,000 increase in occupancy expense, partially offset by a $30,000 decrease in advertising expense, a $16,000 decrease in deposit insurance premiums and a $14,000 decrease in data processing expense.

Income Tax Expense. The income tax expense amounted to $123,000 and $130,000 for the three months ended September 30, 2011 and 2010, respectively. Our effective federal tax rate was 38.9% and 36.9% for the three months ended September 30, 2011 and 2010, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General.  The Company’s net income amounted to $682,000 for the nine months ended September 30, 2011, a decrease of $58,000, or 7.8%, compared to net income of $740,000 for the nine months ended September 30, 2010. This decrease was primarily due to a decrease in interest income of $749,000, or 8.5%, and an increase in non-interest expense of $220,000, or 5.3%, offset by a decrease in interest expense of $748,000, or 22.1% and a $166,000 increase in non-interest income. Interest expense decreased in third quarter of 2011 primarily as a result of decreases in the average rate paid on certificates of deposit and in the average balance of Federal Home Loan Bank advances.

Net Interest Income. Net interest income amounted to $5.4 million for the nine months ended September 30, 2011 and 2010.  Interest income decreased $749,000 and was offset by a decrease of interest paid on Federal Home Loan Bank advances of $419,000 and a decrease of interest paid on deposits of $329,000 for the nine months ended September 30, 2011, compared to the prior year period.

The average interest rate spread decreased 10 basis points from 3.45% for the nine months ended September 30, 2010 to 3.35% for the nine months ended September 30, 2011, while average interest-earning assets increased from $200.2 million to $210.5 million during the same periods. Average interest-earning assets to average interest-bearing liabilities decreased from 107.22% for the nine months ended September 30, 2010 to 105.19% for the nine months ended September 30, 2011. The decrease in the average interest rate spread primarily reflects the 76 basis point decrease in the average yield on interest earning assets from 5.87% for the nine months ended September 30, 2010 to 5.11% for the nine months ended September 30, 2011. The average rate paid on interest-bearing liabilities decreased 66 basis points from 2.42% for the nine months ended September 30, 2010 to 1.76% for the nine months ended September 30, 2011.  Net interest margin decreased 17 basis points from 3.61% to 3.44% at September 30, 2010 and 2011, respectively.

Interest income decreased by $749,000 or 8.5%, to $8.1 million for the nine months ended September 30, 2011 compared to $8.8 million for the nine months ended September 30, 2010. The decrease was primarily due to a combined 54 basis point decrease in the average yield on loans receivable from 6.32% for the nine months ended September 30, 2010 to 5.78% for the nine months ended September 30, 2011, and a $370,000 decrease in the average balance of loans receivable from $181.4 million for the nine months ended September 30, 2010 to $181.0 million for the nine months ended September 30, 2011. To a lesser extent, the decline in interest income was due to a 157 basis point decrease in average yield on mortgage-backed securities from 3.21% for the nine months ended September 30, 2010 to 1.64% for the nine months ended September 30, 2011.

Interest expense decreased by $748,000, or 22.1%, to $2.6 million for the nine months ended September 30, 2011 compared to $3.4 million for the nine months ended September 30, 2010, primarily as a result of a 35 basis point decrease in the average rate paid on certificates of deposit accounts and an $11.5 million decrease in the average balance of Federal Home Loan Bank advances, combined with a 40 basis point decline in average cost of such advances. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the fiscal year. The decline in the average Federal Home Loan Bank advances was a result of our strategy to pay down high cost borrowings.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, the average interest rate spread and the net interest margin. As the Company owned no tax-exempt securities during the periods presented, no tax-equivalent yield adjustments were made. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$181,070	$7,850	5.78%	$181,440	$8,606	6.32%
Mortgage-backed securities	17,328	213	1.64%	8,314	200	3.21%
Other interest-earning assets	12,122	7	0.08%	10,493	13	0.17%
Total interest-earning assets	210,520	8,070	5.11%	200,247	8,819	5.87%
Non-interest-earning assets	19,955			12,440
Total assets	$230,475			$212,687

Interest-bearing liabilities:
Savings, NOW and money market accounts	$61,006	186	0.41%	$36,615	230	0.84%
Certificates of deposit	113,294	1,768	2.08%	112,820	2,053	2.43%
Total deposits	174,300	1,954	1.49%	149,435	2,283	2.04%
FHLB advances	25,841	688	3.55%	37,336	1,107	3.95%
Total interest-bearing liabilities	200,141	2,642	1.76%	186,771	3,390	2.42%
Non-interest-bearing liabilities	7,096			5,260
Total liabilities	207,237			192,031

Equity	23,238			20,656
Total liabilities and equity	$230,475			$212,687

Net interest-earning assets	$10,379			$13,476

Net interest income, average interest rate spread		$5,428	3.35%		$5,429	3.45%

Net interest margin(2)			3.44%			3.61%

Average interest earning assets to average interest bearing liabilities			105.19%			107.22%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. During the nine months ended September 30, 2011, we made a provision of $124,000, compared to a provision of $110,000 the nine months ended September 30, 2010, due primarily to the increase of $320,000 of net loans receivable in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate. See additional discussion under “Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010.”

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Interest Income. Non-interest income, which includes fees and service charges and realized gains and losses on investments was $180,000 for the nine months ended September 30, 2011, an increase of $166,000 compared to non-interest income of $14,000 for the nine months ended September 30, 2010. The increase was primarily due to a $91,000 loss on the sale of investment securities available-for-sale that was recognized in the nine months ended September 30, 2010 compared to none in the nine months ended September 30, 2011.

Non-Interest Expense. Non-interest expense increased by $220,000, or 5.3% to $4.4 million for the nine months ended September 30, 2011, compared to $4.2 million for the nine months ended September 30, 2010. The increase was primarily the result of a $105,000 increase in salaries and employee benefits, an $80,000 increase in occupancy expense, a $41,000 increase in professional fees, a $40,000 increase in deposit insurance premiums and a $19,000 increase in security, partially offset by an $80,000 decrease in advertising expense and a $16,000 decrease in data processing expense.

Income Tax Expense. The income tax expense amounted to $412,000 and $423,000 for the nine months ended September 30, 2011 and 2010, respectively. Our effective federal tax rate was 37.7% and 36.4% for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management.  The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments.  The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, The Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.

A significant portion of the Company’s liquidity consists of non-interest earning deposits.  The Company’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At September 30, 2011, the Company had $34.6 million of advances from the Federal Home Loan Bank of Dallas and had $101.2 million in additional borrowing capacity. Additionally, at September 30, 2011, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $6.4 million. There were no amounts purchased under this agreement as of September 30, 2011.

At September 30, 2011, the Company had outstanding loan commitments of $4.1 million to originate loans.  At September 30, 2011, certificates of deposit scheduled to mature in less than one year, excluding time deposits in individual retirement accounts, totaled $61.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At September 30, 2011, State-Investors Bank exceeded each of its capital requirements with ratios of 14.51%, 27.25% and 28.35%, respectively.  As a savings and loan holding company, State Investors Bancorp is not currently subject to any regulatory capital requirements.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein regarding the Company have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

State Investors Bancorp’s registration statement on Form S-1 (File No. 333-172659) was declared effective by the SEC on May 11, 2011. On July 6, 2011 State-Investors Bank completed its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank concurrent with the State Investors Bancorp stock offering. Upon completion of the conversion and the offering, all of State-Investors Bank’s stock is owned by State Investors Bancorp, and all of State Investors Bancorp’s stock is, in turn, owned by the public. In connection with the conversion and offering, the Company sold 2,909,500 shares of its common stock, raising $29.1 million of gross proceeds and contributed approximately $13.9 million of equity to the Bank. All further proceeds were retained by State Investors Bancorp for future capital needs.

Keefe, Bruyette & Woods (“KBW”) was engaged to assist in the marketing of the common stock. For their services, KBW received a sales fee of $307,000. Expenses related to the offering were approximately $1.1 million, including the sales fee paid to KBW, none of which were paid to officers or directors of State Investors Bancorp, the Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $27.9 million. As a result of completion of the offering, 2,909,500 shares of State Investors Bancorp’s common stock are outstanding as of November 14, 2011.

Initially, both State Investors Bancorp and State-Investors Bank have invested the net proceeds from the stock offering in short-term investments until these proceeds can be deployed for other purposes.

State Investors Bancorp Inc.’s common stock is quoted on the Nasdaq Capital Market under the trading symbol “SIBC.”

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

STATE INVESTORS BANCORP, INC.

Date: November 14, 2011	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Daniel McGowan
Daniel McGowan
Chief Financial Officer