Form 10-K
period 2011-12-31
STATE INVESTORS BANCORP, INC.
filed 2012-03-30
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2011

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission File Number: 001-35221
STATE INVESTORS BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Louisiana	27-5301129
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1041 Veterans Boulevard, Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (504) 832-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $.01 per share)	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	YES ☐ NO ☒

The aggregate market value of the 2.4 million shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $11.85 for the common stock on July 7, 2011, the first trading day following our initial public offering was approximately $27.9 million. Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 26, 2012: 2,909,500

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

STATE INVESTORS BANCORP, INC.
2011 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of State Investors Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.”

Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of State Investors Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements:

(1)	Economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values;

(2)	The levels of non-interest income and expense and the amount of loan losses;

(3)	Competitive pressure among depository institutions increasing significantly;

(4)	Changes in the interest rate environment causing reduced interest margins;

(5)	General economic conditions, either nationally or in the markets in which State Investors Bancorp, Inc. is or will be doing business, being less favorable than expected;

(6)	Political and social unrest, including acts of war or terrorism; or

(7)
Legislation or changes in regulatory requirements adversely affecting the business in which State Investors Bancorp, Inc. will be engaged. State Investors Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

PART I

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” “State Investors Bancorp,” or the “Company” refer to State Investors Bancorp, Inc., a Louisiana corporation, and the term the “Bank” refers to State-Investors Bank, a federally chartered savings bank and wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

Item 1. Business.

General. State Investors Bancorp was organized by State-Investors Bank in February 2011 to facilitate the conversion of the Bank from the mutual to the stock form of ownership. Financial statements prior to the conversion, which was completed on July 6, 2011, are the financial statements of the Bank. A total of 2,909,500 shares of common stock of the Company were sold at $10.00 per share in the subscription offering to eligible depositors and borrowers of the Bank through which the Company received proceeds of approximately $27.9 million, net of offering expenses. The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. Upon completion of the conversion and the offering, all of State-Investors Bank’s stock is owned by State Investors Bancorp. The Company contributed approximately 50% of the net proceeds to the Bank. All remaining proceeds were retained by State Investors Bancorp for future capital needs.

State-Investors Bank is a federally chartered savings bank located in Metairie, Louisiana, which is in Jefferson Parish. State-Investors Bank’s business consists primarily of attracting deposits from the general public and using those funds to originate residential and commercial loans in Jefferson, Orleans and St. Tammany Parishes within the seven parish New Orleans-Metairie-Kenner Metropolitan Statistical Area.

Market Area and Competition

State-Investors Bank conducts its operations through its main office in Metairie, Louisiana located in Jefferson Parish, one additional branch office in Jefferson Parish, one branch office located in New Orleans, Louisiana, which is in Orleans Parish and one branch office located in Mandeville, Louisiana, which is in St. Tammany Parish. Jefferson and St. Tammany Parishes are suburbs of New Orleans and Orleans Parish consists solely of the city of New Orleans. Our business is dependent on the local economy in southeastern, Louisiana which includes the petrochemical industry, port activity along the Mississippi River, healthcare and tourism. Service jobs, primarily consisting of jobs in healthcare and tourism, represent the largest employment sector in Jefferson, St. Tammany and Orleans Parishes. Employment in government and the wholesale/retail trade sector historically have been the second and third largest employment sectors in our market area.

We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies. Within our market area, more than 50 other banks, savings institutions and credit unions are operating. Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources than us. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General. At December 31, 2011, the Company’s net loan portfolio amounted to $175.1 million, representing approximately 70.2% of its total assets at that date. The principal lending activity of State Investors Bancorp is the origination of one- to four-family residential loans and, to a lesser extent, commercial real estate loans. At December 31, 2011, one- to four-family residential loans amounted to $125.2 million, or 70.8% of its total loan portfolio. At December 31, 2011, commercial real estate loans amounted to $34.4 million, or 19.5% of the total loan portfolio. Multi-family residential loans totaled $4.8 million, or 2.7% of the total loan portfolio. Home equity lines of credit totaled $4.5 million or 2.6% of total loans. Residential construction and land loans totaled $2.9 million and $3.4 million, or 1.6% and 1.9%, respectively, of the total loan portfolio at December 31, 2011. Consumer non-real estate loans totaled $1.6 million, or 0.9% of the total loan portfolio at December 31, 2011.

The types of loans that State Investors Bancorp may originate or purchase are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

As a federally chartered savings bank, State-Investors Bank is subject to a regulatory loans to one borrower limit. As of December 31, 2011, State-Investors Bank’s loans to one borrower limit was $7.2 million. At December 31, 2011, the five largest loans or groups of loans to one borrower, including related entities, aggregated $2.3 million, $1.3 million, $1.3 million, $1.3 million and $1.3 million. Four of our five largest loans or groups of loans were performing in accordance with their terms at December 31, 2011.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$125,154	70.79%	$128,056	70.30%	$130,293	69.40%	$123,717	66.75%	$115,243	64.58%
Commercial real estate	34,422	19.47	37,050	20.34	41,920	22.33	45,096	24.33	45,858	25.70
Multi-family residential	4,817	2.72	5,653	3.10	4,727	2.52	5,224	2.82	5,558	3.11
Land	3,371	1.91	2,743	1.50	2,768	1.48	2,814	1.52	3,063	1.72
Residential construction	2,874	1.63	2,904	1.60	1,208	0.64	875	0.48	89	0.05
Total real estate loans	170,638	96.52%	176,406	96.84%	180,916	96.37%	177,726	95.90%	169,811	95.16%
Other loans:
Home equity lines of credit	4,522	2.56	4,360	2.40	5,290	2.82	6,167	3.33	7,173	4.02
Consumer non-real estate loans	1,636	0.93	1,390	0.76	1,506	0.81	1,424	0.77	1,470	0.82
Commercial business loans	--	--	6	-- *	11	-- *	8	-- *	5	-- *
Total other loans	6,158	3.48	5,756	3.16%	6,807	3.63%	7,599	4.10%	8,648	4.84%

Total loans	$176,796	100.00%	$182,162	100.00%	$187,723	100.00%	$185,325	100.00%	$178,459	100.00%

Less:

Deferred loan fees	70		26		27		6		2
Allowance for loan losses	1,596		1,505		1,445		1,389		1,513

Net loans	$175,130		$180,631		$186,251		$183,930		$176,944

* Not meaningful

Origination and Purchase of Loans. Our lending activities are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. Written loan applications are taken by a loan officer who also supervises the procurement of credit reports, appraisals and other documentation involved with a loan. In accordance with its lending policy and loan underwriting standards, State-Investors Bank obtains independent outside appraisals on its loans or broker valuations for small loans, under $250,000, or loans with low loan-to-value ratios. It is our practice to conduct an on-site visual inspection of real property collateral for all loans, including out-of-state properties, which are few in number. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area. All loans considered for purchase are subject to the same underwriting standards as for loans we originate.

Our loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the value of the property that will secure the loan. Loans between $200,000 to $500,000 are approved by one outside director who is a member of our loan committee. The Board members of State-Investors Bank who serve on the loan committee are Messrs. Maslansky, Oustalet, and Albert, who is chair. All loans in excess of $500,000 are approved by the full loan committee and in excess of $1.0 million by the full Board of Directors. Mr. Carriere, our underwriter, is a non-voting member of the loan committee.

From time to time, we will purchase whole loans and loan participations secured by properties within and outside of our primary market area. Historically, the loan participations have been secured by one- to four-family residential properties and commercial properties. In these circumstances, we follow our customary loan underwriting and approval policies. Our participation interest in single-family residential loans is typically 90%. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area that may desire to sell participations, and we intend to continue our purchases of participations in the future. At December 31, 2011, our loan participations totaled $35.7 million, or 20.2% of our loan portfolio, $10.0 million, or 5.7% of our loan portfolio, of which were outside our primary market area. The loan participations at December 31, 2011, included $23.6 million in commercial real estate and $12.1 million in residential real estate. The average participation interest outside our market area was $227,000 as of December 31, 2011. We have not sold participations in loans to other banks.

Loan Originations. The following table shows our total loans originated, purchased and repaid during the periods indicated. We did not sell any loans during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Loan originations:
One- to four-family residential	$15,413	$6,924	$20,185
Commercial real estate	5,086	1,842	2,125
Multi-family residential	375	858	536
Land	1,063	693	372
Residential construction	6,153	5,555	1,445
Home equity lines of credit	809	--	--
Consumer non-real estate loans	694	559	494
Commercial business loans	--	--	7
Total loan originations	29,593	16,431	25,164
Loans purchased	3,115	4,288	10,734
Loan principal repayments	(38,011)	(25,726)	(32,621)
Decrease due to other items, net(1)	(198)	(613)	(956)
Net increase (decrease) in net loans	$(5,501)	$(5,620)	$2,321

(1)	Other items consist of loans in process, deferred fees, the allowance for loan losses and the transfer of loans to real estate owned.

Although federal laws and regulations permit savings banks to originate and purchase loans secured by real estate located throughout the United States, State-Investors Bank concentrates its portfolio lending activity in its primary market area in Jefferson, Orleans and St. Tammany Parishes and, to a lesser extent, St. Charles Parish, Louisiana. We also purchase residential real estate loans from time to time outside of our market area.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2011, before giving effect to net items, including the allowance for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One- to Four- Family Residential	Commercial Real Estate	Multi- family Residential	Land	Residential Construction	Home Equity Lines of Credit	Consumer Non-Real Estate Loans	Commercial Business Loans	Total
	(In thousands)
Amounts due after December 31, 2011 in:
One year or less	$91	$590	$--	$--	$2,874	$1,979	$841	$--	$6,375
After one year through two years	169	1,262	65	--	--	204	241	--	1,941
After two years through three years	672	826	--	5	--	--	109	--	1,612
After three years through five years	1,187	2,572	72	3	--	2,339	271	--	6,444
After five years through ten years	6,360	3,734	699	390	--	--	131	--	11,314
After ten years through 15 years	13,834	9,612	1,163	1,836	--	--	43	--	26,488
After 15 years	102,841	15,826	2,818	1,137	--	--	--	--	122,622
Total	$125,154	$34,422	$4,817	$3,371	$2,874	$4,522	$1,636	$--	$176,796

The following table shows the dollar amount of our loans at December 31, 2011, due after December 31, 2012, as shown in the preceding tables, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In thousands)
One- to four-family residential	$114,012	$11,051	$125,063
Commercial real estate	13,610	20,222	33,832
Multi-family residential	1,025	3,792	4,817
Land	3,371	--	3,371
Residential construction	--	--	--
Home equity lines of credit	2,543	--	2,543
Consumer non-real estate loans	795	--	795
Commercial business loans	--	--	--
Total	$135,356	$35,065	$170,421

Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to refinancing of fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

One- to Four-Family Residential Real Estate Loans. Our principal lending activity is the origination of loans secured by single-family residences. At December 31, 2011 $125.2 million, or 70.8%, of our total loan portfolio, before net items, consisted of one- to four-family residential loans including primarily owner occupied properties. During fiscal 2011, we purchased $2.1 million of whole loans from the New Orleans area Habitat for Humanity.

It is the policy of State-Investors Bank to originate loans as a first lien position on owner occupied residences. Until December 31, 2010, we primarily originated fixed-rate loans with terms of 15 to 30 years, and to a lesser extent, adjustable- rate loans of five to seven years with 30 year amortizations. As of the end of fiscal 2010, we reduced the origination of fixed-rate loans of 30 years in order to manage our interest rate risk. Our maximum current term for fixed rate loans is 20 years. As of December 31, 2011, $102.8 million, or 82.2%, of our one- to four-family residential loans had contractual maturities of more than 15 years. Our residential loan portfolio includes both owner occupied and non-owner occupied properties. Mortgages without private mortgage insurance are generally limited to 80%, or less, of the appraised value, or purchase price, of the secured real estate property. Exceptions to this policy may be approved by the management loan committee.

Our guidelines for credit quality generally parallel the Federal National Mortgage Corporation, commonly called Fannie Mae, and the Federal Home Loan Mortgage Corporation, commonly called Freddie Mac, secondary market guidelines including income ratios and credit scores. We do, however, originate a small number of loans which do not conform to such requirements. We do not originate loans considered to be subprime under federal regulatory guidelines.

Commercial Real Estate Loans. As of December 31, 2011, loans secured by commercial real estate were $34.4 million, or 19.5% of total loans before net items. Although commercial real estate and lines of credit are generally considered to have greater credit risk than certain other types of loans, management attempts to mitigate such risk by originating such loans in its local market area to known borrowers. At December 31, 2011, $23.6 million of our commercial real estate loans were loan participations. The loan-to-value ratios on participations are generally limited to 70% or less of the appraised value and we generally require that out of market loans are seasoned with a history of repayment. Our commercial real estate loans primarily consist of owner occupied business and retail properties.

It is our current policy to lend in a first lien position on real property occupied as a commercial business property or mixed use properties. Commercial real estate loans are limited to a maximum of 75% of the lesser of appraised value or purchase price and primarily have fixed-rates and terms up to five years. We originate fixed-rate and adjustable-rate commercial real estate loans. Extended amortization schedules up to 20 years may be offered if justified by the borrower’s financial strength and/or low loan-to-value ratio. Rate commitments are limited to five years with adjustments thereafter based on a negotiated rate or spread relative to a market index. Commercial real estate loans are presented to the loan committee for review and approval, including analysis of the creditworthiness of the borrower.

Land Loans. As of December 31, 2011, land loans were $3.4 million, or 1.9% of the total loan portfolio before net items. Land loans primarily include land which has been acquired for the purpose of development and, to a lesser extent, unimproved land. Our loan policy provides for loan-to-value ratios up to 75% on improved land or land acquired for development and up to 65% for unimproved land loans. Land loans are originated with fixed rates and terms up to five years. Although land loans generally are considered to have greater credit risk than certain other types of loans, we expect to mitigate such risk by originating loans to individuals who intend to build a single-family owner occupied home, rather than developers, and identifying a secondary source of repayment for the land loan other than the sale of the collateral.

Multi-family Residential Loans. We originate multi-family residential loans in our local market area primarily consisting of apartment rental properties with eight units or less. At December 31, 2011, our multi-family residential loans totaled $4.8 million, or 2.7% of total loans before net items. Multi-family residential loans have loan-to-value ratios up to 75% and terms up to five years. We require rental and cash flow data sufficient to cover the loan repayment as well as identify a secondary source of repayment, other than the sale of the collateral.

Residential Construction Loans. We originate residential construction loans to be converted to permanent financing. We do not actively solicit construction loans, but offer them as an accommodation to our borrowers. The same qualifications and loan-to-value ratios of real estate loans apply and no separate closing to convert to a permanent loan is required. Loans for the substantial renovation of an existing home are underwritten and administered as construction loans. At December 31, 2011, $2.9 million, or 1.6% of our total loan portfolio, before net items, consisted of residential construction loans.

Home Equity Loans and Lines of Credit. We originate second mortgage residential loans and home equity lines of credit to finance minor renovations and repairs as well as for other consumer or investment purposes. Second mortgage loans and home equity lines of credit are primarily extended when State-Investors Bank holds the first mortgage on the collateral and together are limited to loan-to-value ratios of 80% or less. At December 31, 2011, $4.5 million, or 2.6% of our total loans, before net items, consisted of home equity loans and lines of credit.

Consumer Non-real Estate Loans. We originate consumer non-real estate loans that have terms up to five years and generally higher interest rates than residential mortgage loans. The consumer loans consist of installment loans for various purposes including home improvement loans, auto loans, boat loans and loans on deposit accounts. We will make unsecured consumer loans to customers with an established history of performance and capacity for repayment. At December 31, 2011, our consumer loans totaled $1.6 million, or 0.9% of our total loan portfolio before net items.

Commercial Business Loans. We do not generally originate commercial business loans secured by inventory and accounts receivable. At December 31, 2011, we had no commercial business loans in our portfolio. Although we do not actively solicit commercial business loans, we may provide them as an accommodation to existing customers.

Loan Origination and Other Fees. In addition to interest earned on loans, we may also receive loan origination fees or “points” for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.

Asset Quality

General. State-Investors Bank’s collection procedures provide that when a loan is 30 and 60 days past due, a notice is sent to the borrower. Borrowers who are 61-89 days delinquent will be sent a letter advising that payments must be received by the last day of the month. For those who are 90 days delinquent, a demand letter is sent by State-Investors Bank giving them 10 days within which the loan must be brought current. Customers who have not responded to the 90-day demand letter will receive an attorney’s letter advising them to bring the loan current. Late charges will be assessed based on the number of days specified in the note beyond the due date. The board of directors is notified of all delinquencies ninety days past due. In most cases, deficiencies are cured promptly. While we generally prefer to work with borrowers to resolve such problems, we will institute foreclosure or other collection proceedings when necessary to minimize any potential loss.

Loans are placed on non-accrual status when management believes the probability of collection of principal or interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.

Real estate and other assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. State Investors Bancorp had $167,000 of real estate owned at December 31, 2010 and none at December 31, 2011.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2011				December 31, 2010
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
One- to four-family residential	10	$3,999	9	$780	20	$2,537	13	$1,276
Commercial real estate	2	397	1	1,226	2	462	--	--
Multi-family residential	1	293	1	1,283	--	--	--	--
Land	--	--	1	58	1	62	--	--
Residential construction	--	--	--	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--	--	--	--
Consumer non-real estate loans	--	--	3	26	1	5	2	20
Commercial business loans	--	--	--	--	--	--	--	--
Total delinquent loans	13	$4,689	15	$3,373	24	$3,066	15	$1,296
Delinquent loans to total net loans		2.68%		1.93%		1.70%		0.72%
Delinquent loans to total loans		2.65%		1.91%		1.68%		0.71%

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due, other real estate owned and troubled debt restructurings at any of the dates indicated.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$258	$178	$400	$--	$--
Commercial real estate	1,226	--	--	--	--
Multi-family residential	1,283	--	--	--	--
Land	--	--	--	--	--
Residential construction	--	--	--	--	--
Home equity lines of credit	--
Consumer non-real estate loans	--	--	--	--	--
Commercial business loans	--	--	--	--	--
Total non-accruing loans	2,767	178	400	--	--
Accruing loans 90 days or more past due:
One- to four-family residential	522	1,098	1,511	763	775
Commercial real estate	--	--	285	1,379	--
Multi-family residential	--	--	232	--	--
Land	58	--	--	--	--
Residential construction	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--
Consumer non-real estate loans	26	20	11	20	2
Commercial business loans	--	--	--	--	--
Total accruing loans 90 days or more past due	606	1,118	2,039	2,162	777
Total non-performing loans (1)	3,373	1,296	2,439	2,162	777
Other real estate owned, net	--	167	779	155	--
Total non-performing assets	$3,373	$1,463	$3,218	$2,317	$777
Troubled debt restructurings (2)	1,551	--	--	--	--

Total non-performing assets and troubled debt restructurings	$4,924	$1,463	$3,218	$2,317	$777

Total non-performing loans as a percentage of loans, net	1.93%	0.72%	1.31%	1.18%	0.44%
Total non-performing loans as a percentage of total assets	1.35%	0.62%	1.17%	1.04%	0.39%
Total non-performing assets as a percentage of total assets	1.35%	0.70%	1.54%	1.12%	0.39%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	1.97%	--%	--%	--%	--%

(1)           Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(2)	Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At December 31, 2011, State Investors Bancorp had $3.4 million of non-performing loans which included two loan participations in which our interests totaled $2.5 million and were secured by commercial and multi-family residential real estate. Management believes that the two loans are supported by adequate collateral and does not expect that the loans represent a significant risk of loss. As a result of adopting the amendments in ASU 2011-2, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank classified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-2 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. The majority of the loans identified as TDRs had previously been considered impaired and subject to impairment measurement guidance. As of December 31, 2011, we had four loans totaling $1.7 million identified as troubled debt restructurings (TDRs). The TDRs include one non-accruing loan of $131,000 and three loans that are accruing interest totaling $1.6 million. The allowance for loan losses associated with the TDRs on the basis of a current evaluation of loss was $29,000.

During the year ended December 31, 2011, gross interest income of $127,000 would have been recorded on non-accruing loans under their original terms, if the loans had been current throughout the period. Interest income of $67,000 was recorded on non-accruing loans during the year ended December 31, 2011.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

At December 31, 2011, State Investors Bancorp had $1.9 million of assets classified substandard and none classified doubtful or loss. State Investors Bancorp had an additional $1.9 million of assets designated as special mention at December 31, 2011.

Allowance for Loan Losses. At December 31, 2011, the allowance for loan losses amounted to $1.6 million. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions. State-Investors Bank is primarily engaged in originating single-family residential loans secured by owner occupied and non-owner occupied properties and commercial real estate loans to known borrowers in our market area. Management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date. Management analyzes the probability of the correction of the classified loans’ weaknesses and the extent of any known or inherent losses that may be sustained.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Total loans outstanding at end of period	$176,796	$182,162	$187,723	$185,325	$178,459
Allowance for loan losses, beginning of period	1,505	1,445	1,389	1,513	1,453
Provision (recovery) for loan losses	154	93	155	(46)	60
Charge-offs:	--	--	--	--	--
One- to four-family residential	(45)	(33)	--	--	--
Commercial real estate	--	--	(99)	--	--
Multi-family residential	(18)	--	--	(78)	--
Land	--	--	--	--	--
Residential construction	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--
Consumer non-real estate loans	--	--	--	--	--
Commercial business loans	--	--	--	--	--
Total charge-offs	(63)	(33)	(99)	(78)	--
Recoveries on loans previously charged-off	--	--	--	--	--
Allowance for loan losses, end of period	$1,596	$1,505	$1,445	$1,389	$1,513
Allowance for loan losses as a percent of non-performing loans	47.32%	116.13%	59.25%	64.25%	194.72%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.02%	0.05%	0.04%	--%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
One- to four-family residential	$1,168	73.18%	$947	70.30%	$1,068	69.40%	$1,031	66.75%	$1,168	64.58%
Commercial real estate	283	17.73	373	20.34	275	22.33	262	24.33	250	25.70
Multi-family residential	31	1.94	86	3.10	31	2.52	30	2.82	30	3.11
Land	21	1.32	18	1.50	18	1.48	16	1.52	17	1.72
Residential construction	30	1.88	23	1.60	8	0.64	6	0.48	1	0.05
Home equity lines of credit	52	3.26	44	2.40	35	2.82	36	3.33	39	4.02
Consumer non-real estate loans	11	0.69	14	0.76	10	0.81	8	0.77	8	0.82
Commercial business loans	--	--	--	--	--	--	--	--	--	--
Unallocated	--	--	--	--	--	--	--	--	--	--
Total	$1,596	100.00%	$1,505	100.00%	$1,445	100.00%	$1,389	100.00%	$1,513	100.00%

We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in an amount management believes to be appropriate to absorb probable losses on existing loans. The allowance for loan losses consists primarily of two components: (1) specific allowances established for impaired loans; and (2) general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. A loan is deemed impaired when, based on current information, it is probable that we will be unable to collect all amounts due under the loan contract. If impairment is determined, we will measure that impairment and create a specific valuation allowance for each such loan. General allowances are established for the remainder of the loan portfolio which is separated by category and, with respect to non- homogenous loans, further broken down into one of three risk classifications we have assigned to the loan. Appropriate provisions for each category are calculated taking total loans by type and/or risk class and applying the historical four-year charge off percentage for that category plus a current economic adjustment percentage. The economic adjustment used at each quarterly review period is analyzed to ensure that it is appropriate and reasonable based on current trends and economic conditions. Following the quarterly allowance for loan loss analysis, we will make additional loan loss provisions, if warranted.

Investment Activities

General. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.

At December 31, 2011, our mortgage-backed securities portfolio amounted to $53.4 million, or 21.4% of total assets at such date. At December 31, 2011, we did not hold any Fannie Mae or Freddie Mac common or preferred stock.

At December 31, 2011, we had an aggregate of $236,000 in net unrealized gains on our mortgage-backed securities portfolio. Such unrealized gains reflect an increase in market value of securities as a result of changes in market rates of interest.

Management classifies securities as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the historical cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income. At December 31, 2011, we had $52.9 million of mortgage-backed securities classified as available for sale, $485,000 of mortgage-backed securities classified as held to maturity and none classified as trading account.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac. At December 31, 2011, all of our mortgage-backed securities were issued by the GNMA, Fannie Mae or Freddie Mac and we held no mortgage-backed securities from private issuers.

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets.

Investment and Mortgage-backed Securities Portfolios. The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investment in FHLB stock at the dates indicated.

	December 31,
	2011		2010		2009
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	$52,655	$52,876	$8,520	$8,802	$7,662	$7,839
Investment securities	--	--	--	--	354	260
Total securities available-for-sale	52,655	52,876	8,520	8,802	8,016	8,099
Securities held to maturity:
Mortgage-backed securities	485	500	577	594	691	707
Total securities held to maturity	485	500	577	594	691	707
FHLB stock	2,487	2,487	1,361	1,361	2,660	2,660
Total investment and mortgage-backed securities and FHLB stock	$55,627	$55,863	$10,458	$10,757	$11,367	$11,466

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2011. As State Investors Bancorp held no tax-exempt securities during the periods presented, no yield adjustments were made.

	Amounts at December 31, 2011, Which Mature In
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$--	$3,983	$32,952	$15,941	$52,876
Weighted average yield	--	2.13%	2.36%	2.34%	2.34%
Held to maturity:
Mortgage-backed securities	$--	$459	$26	$--	$485
Weighted average yield	--	2.43%	2.38%	--%	2.43%
Total mortgage-backed securities	$--	$4,442	$32,978	$15,941	$53,361
Weighted average yield	--	2.17%	2.36%	2.34%	2.34%

Mortgage-backed securities. The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
	2011	2010	2009
	(In thousands)
Fixed-rate	$--	$--	$--
Adjustable-rate:
Available-for-sale	52,876	8,802	7,839
Held to maturity	485	577	691
Total mortgage-backed securities	$53,361	$9,379	$8,530

Sources of Funds

General. Deposits are the primary source of State Investors Bancorp’s funds for lending and other investment purposes. In addition to deposits, principal and interest payments on loans are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

Deposits. Deposits are attracted principally from Jefferson, Orleans and St. Tammany Parishes, Louisiana. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

The Company is affiliated with the Community Cash network. As part of the Community Cash network, customers of State-Investors Bank have access to over 200 ATMs in our market area with no service fee. We also utilize advertising, tiered rates on certain deposit accounts and Internet banking as a means to increase deposits. We recently began offering eight to 10-year certificates of deposits. State-Investors Bank has not solicited deposits from outside Louisiana or paid fees to brokers to solicit funds for deposit.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Management determines the rates and terms based on rates paid by competitors, the need for funds or liquidity, growth goals and federal regulations. The Company attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$27,349	17.36%	$9,358	5.88%	$45	0.03%
1.00% - 1.99%	39,480	25.06	58,763	36.93	51,175	35.80
2.00% - 2.99%	16,745	10.63	20,721	13.02	23,208	16.24
3.00% - 3.99%	14,061	8.92	16,063	10.09	16,255	11.37
4.00% - 4.99%	7,702	4.89	10,022	6.30	13,504	9.45
5.00% - or more	--	--	--	--	--	--
Total certificate accounts	105,337	66.86	114,927	72.22	104,187	72.89

Transaction accounts:
Savings	26,650	16.91	21,220	13.34	16,712	11.69
Checking:
Interest bearing	13,612	8.64	14,987	9.42	14,775	10.34
Non-interest bearing	5,011	3.18	3,435	2.16	3,062	2.14
Money market	6,951	4.41	4,561	2.87	4,212	2.95
Total transaction accounts	52,224	33.14	44,203	27.78	38,761	27.11
Total deposits	$157,561	100.00%	$159,130	100.00%	$142,948	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)

Savings accounts	$26,288	$82	0.31%	$18,523	$130	0.70%	$16,295	$132	0.81%
Checking-interest bearing	21,056	86	0.41	14,607	130	0.89	13,197	103	0.78
Money market	6,312	37	0.59	4,448	44	0.99	3,440	33	0.96
Certificates of deposit	111,669	2,306	2.07	113,619	2,756	2.43	100,690	3,202	3.18
Total interest-bearing deposits	$165,325	$2,511	1.52%	$151,197	$3,060	2.02%	$133,623	$3,470	2.60%
Total deposits	$173,076	$2,511	1.45%	$154,404	$3,060	1.98%	$136,326	$3,470	2.55%

The following table shows our deposit flows during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Deposits, net of withdrawals	$(3,576)	$13,673	$9,645
Interest credited	2,007	2,509	2,809
Total increase (decrease) in deposits	$(1,569)	$16,182	$12,454

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit, excluding individual retirement accounts, at December 31, 2011.

	Balance at December 31, 2011 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2012	2013	2014	Thereafter	Total
	(In thousands)
0.00% - 0.99%	$24,143	$1,504	$--	$8	$25,655
1.00% - 1.99%	28,370	4,481	2,559	703	36,113
2.00% - 2.99%	4,211	4,822	317	4,690	14,040
3.00% - 3.99%	440	636	1,389	6,725	9,190
4.00% - 4.99%	1,255	1,631	451	2,031	5,368
5.00% or more	--	--	--	--	--
Total certificate accounts	$58,419	$13,074	$4,716	$14,157	$90,366

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2011, by time remaining to maturity.

	At December 31, 2011
Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in thousands)
March 31, 2012	$9,207	1.21%
June 30, 2012	4,781	1.19
September 30, 2012	4,647	1.75
December 31, 2012	4,352	1.11
After December 31, 2012	18,208	2.83
Total certificates of deposit with balances of $100,000 or more	$41,195	1.97%

Borrowings. State-Investors Bank may obtain advances from the Federal Home Loan Bank of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed and other investment securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

As of December 31, 2011, State-Investors Bank was permitted to borrow up to an aggregate total of approximately $132.9 million from the Federal Home Loan Bank of Dallas. State-Investors Bank had $42.3 million of Federal Home Loan Bank advances outstanding at December 31, 2011. Additionally, at December 31, 2011, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby we may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $6.4 million. There were no amounts purchased under this agreement as of December 31, 2011.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$29,608	$34,937	$52,387
Maximum amount outstanding at any month-end during the period	$42,308	$44,033	$60,388
Balance outstanding at end of period	$42,308	$26,483	$44,333
Average interest rate during the period	3.18%	3.91%	4.05%
Weighted average interest rate at end of period	1.88%	3.72%	3.94%

At December 31, 2011, $24.1 million, of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 0.56%.

Subsidiaries

At December 31, 2011, State Investors Bancorp had one subsidiary, State-Investors Bank.

Total Employees

State Investors Bancorp had 30 full-time and 4 part-time employees at December 31, 2011. None of these employees are represented by a collective bargaining agreement, and State Investors Bancorp believes that it enjoys good relations with its personnel.

REGULATION

Set forth below is a brief description of certain laws relating to the regulation of State Investors Bancorp and State-Investors Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

State-Investors Bank, as a federally chartered savings bank, is subject to federal regulation and oversight by the Office of the Comptroller of the Currency extending to all aspects of its operations. State-Investors Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of State-Investors Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of the Comptroller of the Currency and are subject to periodic examinations by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily are intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides the federal banking regulators, including the Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation, with substantial enforcement powers. The Office of the Comptroller of the Currency’s enforcement authority over all savings institutions includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of the Comptroller of the Currency. Any change in these laws and regulations, whether by the Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency or Congress, could have a material adverse impact on State Investors Bancorp and State-Investors Bank and our operations.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010, the powers of the Office of Thrift Supervision regarding State-Investors Bank, and State Investors Bancorp transferred to other federal financial institution regulatory agencies on July 21, 2011. See “— Recently Enacted Regulatory Reform.” As of the transfer date, all of the regulatory functions related to State-Investors Bank that were under the jurisdiction of the Office of Thrift Supervision transferred to the Office of the Comptroller of the Currency. In addition, as of that same date, all of the regulatory functions related to State Investors Bancorp, as a savings and loan holding company that were under the jurisdiction of the Office of Thrift Supervision, transferred to the Federal Reserve Board.

2010 Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changed the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective July 21, 2011. Savings and loan holding companies are now regulated by the Federal Reserve Board. The new law also established an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the law that may affect State-Investors Bank and State Investors Bancorp. Many regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of State-Investors Bank:

●
The Office of Thrift Supervision merged into the Office of the Comptroller of the Currency and the authority of the other remaining bank regulatory agencies were restructured. The federal thrift charter is preserved under the jurisdiction of the Office of the Comptroller of the Currency.

●
A new independent consumer financial protection bureau was established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like State-Investors Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

●	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

●
State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The Office of the Comptroller of the Currency must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

●	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through the end of 2012.

●	Deposit insurance assessment base calculation equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

●
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of State Investors Bancorp:

●	Authority over savings and loan holding companies transferred to the Federal Reserve Board on July 21, 2011.

●
Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies were extended to thrift holding companies. However, the Federal Reserve Board has not issued regulations that address the levels of these capital requirements and when they will apply to State Investors Bancorp.

●
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

●
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

●
Public companies are now required, or for smaller reporting companies such as State Investors Bancorp, will be required for meetings after January 21, 2013, to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

●
A separate, non-binding shareholder vote is now required, or for smaller reporting companies such as State Investors Bancorp, will be required for meetings after January 21, 2013, regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●
Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

●
Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

●	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

●
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

●	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of State Investors Bancorp

State Investors Bancorp, a Louisiana corporation, is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act and is subject to examination and supervision by the Federal Reserve Board as well as certain reporting requirements. In addition, because State-Investors Bank is a subsidiary of a savings and loan holding company, it is, subject to certain restrictions in dealing with us and with other persons affiliated with the Bank.

Holding Company Acquisitions. State Investors Bancorp is a savings and loan holding company under the Home Owners’ Loan Act, as amended. Federal law generally prohibits a savings and loan holding company, without prior approval of the Federal Reserve Board, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Federal Reserve Board.

The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Holding Company Activities. State Investors Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Federal Reserve Board prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Under the recently enacted legislation, savings and loan holding companies became subject to statutory capital requirements. However, the Federal Reserve Board has not issued regulations that address the levels of these capital requirements and when they will apply to State Investors Bancorp. While there are no specific restrictions on the payment of dividends or other capital distributions for savings and loan holding companies, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. State-Investors Bank will be required to notify the Federal Reserve Board 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

All savings associations subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. If the subsidiary savings institution fails to meet the QTL, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a QTL within one year thereafter.

Federal Securities Laws. State Investors Bancorp registered its common stock with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934. State Investors Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Pursuant to applicable federal banking regulations and our Plan of Conversion and Reorganization, we have agreed to maintain such registration for a minimum of three years following the conversion and offering.

The Sarbanes-Oxley Act. As a public company, State Investors Bancorp is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Regulation of State-Investors Bank

General. State-Investors Bank is subject to the regulation of the Office of the Comptroller of the Currency, as its primary federal regulator and the Federal Deposit Insurance Corporation, as the insurer of its deposit accounts, and, to a limited extent, the Federal Reserve Board.

Insurance of Accounts. The deposits of State-Investors Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of the Comptroller of the Currency an opportunity to take such action.

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the Federal Deposit Insurance Corporation’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012. The unlimited deposit insurance for non-interest-bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system). State-Investors Bank participates in the temporary liquidity guarantee program.

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

In 2009, the Federal Deposit Insurance Corporation collected a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of our special assessment, which was paid on September 30, 2009, was $97,000. In 2009, the Federal Deposit Insurance Corporation also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Our prepayment totaled $900,000. Unlike a special assessment, this prepayment did not immediately affect bank earnings. Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter. In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including State-Investors Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of State-Investors Bank’s deposit insurance.

Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Current Office of the Comptroller of the Currency capital standards require savings institutions to satisfy a tangible capital requirement, a leverage capital requirement and a risk-based capital requirement. The tangible capital must equal at least 1.5% of adjusted total assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated savings associations. An additional cushion of at least 100 basis points is required for all other savings associations, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the Office of the Comptroller of the Currency’s regulation, the most highly-rated banks are those that the Office of the Comptroller of the Currency determines are strong associations that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. Under the risk-based capital requested, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The Office of the Comptroller of the Currency also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. State-Investors Bank had no intangible assets at December 31, 2011. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect State-Investors Bank’s regulatory capital.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital, as defined by generally accepted accounting principles.

At December 31, 2011, State-Investors Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 14.9%, 14.9% and 30.0%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of the Comptroller of the Currency or the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of the Comptroller of the Currency’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total Risk-Based	Tier 1 Risk-Based	Tier 1 Leverage
Capital Category	Capital	Capital	Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At December 31, 2011, State-Investors Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Capital Distributions. Office of the Comptroller of the Currency regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of the Comptroller of the Currency approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions must still file a notice with the Office of the Comptroller of the Currency at least 30 days before the board of directors declares a dividend or approves a capital distribution if either (1) the institution would not be well-capitalized following the distribution; (2) the proposed distribution would reduce the amount or retire any part of our common or preferred stock or retire any part of a debt instrument included in our regulatory capital; or (3) the savings institution is a subsidiary of a savings and loan holding company and the proposed capital distribution is not a cash dividend. If a savings institution, such as State-Investors Bank, that is the subsidiary of a stock savings and loan holding company, has filed a notice with the Federal Reserve Board for a cash dividend and it is not required to file an application or notice with the Office of the Comptroller of the Currency for any of the reasons described above, then the savings institution is only required to provide an informational copy to the Office of the Comptroller of the Currency of the notice filed with the Federal Reserve Board, at the same time that it is filed with the Federal Reserve Board.

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the Office of the Comptroller of the Currency. In addition, the Office of the Comptroller of the Currency may prohibit a proposed capital distribution, which would otherwise be permitted by Office of the Comptroller of the Currency regulations, if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.

Under federal rules, an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. State-Investors Bank is currently not in default in any assessment payment to the FDIC.

Qualified Thrift Lender Test. All savings institution subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Office of the Comptroller of the Currency QTL test. Currently, the Office of the Comptroller of the Currency QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If a savings association fails to remain a QTL, it is immediately prohibited from the following:

●	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

●	Establishing any new branch office unless allowable for a national bank; and

●	Paying dividends unless allowable for a national bank and necessary to meet the obligations of its holding company.

Any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test. Three years from the date a savings association should have become or ceases to be a QTL, the institution must dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

At December 31, 2011, State-Investors Bank believes that it meets the requirements of the QTL test.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. State-Investors Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association is any company or entity which controls the savings association or that is controlled by a company that controls the savings association. In a holding company context, the holding company of a savings association (such as State Investors Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, a savings association is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. State-Investors Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at December 31, 2011, was in compliance with the above restrictions.

Anti-Money Laundering. All financial institutions, including savings associations, are subject to federal laws that are designed to prevent the use of the U.S. financial system to fund terrorist activities. Financial institutions operating in the United States must develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. State-Investors Bank has established policies and procedures to ensure compliance with these provisions.

Federal Home Loan Bank System. State-Investors Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2011, State-Investors Bank had $42.3 million of Federal Home Loan Bank advances and $90.6 million available on its credit line with the Federal Home Loan Bank.

As a member, State-Investors Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.06% of its total assets. At December 31, 2011, State-Investors Bank had $2.5 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At December 31, 2011, State-Investors Bank had met its reserve requirement.

TAXATION

Federal Taxation

General. State Investors Bancorp and State-Investors Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. State-Investors Bank’s federal and state income tax returns for taxable years through December 31, 2006 have been closed for purposes of examination by the Internal Revenue Service.

State Investors Bancorp files a consolidated federal income tax return with State-Investors Bank. Accordingly, cash distributions made by State Investors Bancorp to its shareholders, if any, would be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting. For federal income tax purposes, State-Investors Bank reports income and expenses on the accrual method of accounting and uses a December 31 tax year for filing its federal income tax return.

Bad Debt Reserves. The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to that time, State-Investors Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act of 1996, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if State-Investors Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these savings association related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should State-Investors Bank make certain non-dividend distributions or cease to maintain a bank charter.

At December 31, 2011, the total federal pre-1988 reserve was approximately $2.6 million. The reserve reflects the cumulative effects of federal tax deductions by State-Investors Bank for which no federal income tax provisions have been made.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax is in excess of the regular income tax. Net operating losses, of which State-Investors Bank has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. State-Investors Bank has not been subject to the alternative minimum tax or any such amounts available as credits for carryover.

Corporate Dividends-Received Deduction. State Investors Bancorp may exclude from its income 100% of dividends received from State-Investors Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation

State Investors Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. For the year ended December 31, 2011, State Investors Bancorp did not meet the minimum taxable income for Louisiana Corporation Income Tax purposes.

In addition, beginning in 2012, State-Investors Bank will be subject to the Louisiana Shares Tax which is imposed on the assessed value of State-Investors Bank’s capital. The formula for deriving the assessed value is to apply the applicable rate to the sum of:

(a)	20% of our capitalized earnings, plus

(b)	80% of our taxable stockholders’ equity, minus

(c)	50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings. The Louisiana Shares Tax will result in additional annual tax liability in 2012.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company conducts business from State-Investors Bank’s main office and three full-service banking offices. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at December 31, 2011.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In thousands)
Main Office:
1041 Veterans Boulevard	Own	N/A	$6,569	$81,405
Metairie, Louisiana 70005

Branch Offices:
8384 Jefferson Highway	Own	N/A	194	23,560
Harahan, Louisiana 70123

2909 Highway 190	Own	N/A	1,365	30,272
Mandeville, Louisiana 70471

301 Harrison Avenue	Lease	08/30/2014(1)	451	22,324
New Orleans, Louisiana 70124

Total			$8,579	$157,561

(1)           We have five-year renewal options on the term of this lease through August 30, 2034.

Item 3. Legal Proceedings.

The Company is not presently involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by State-Investors Bank.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           State Investors Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “SIBC”. The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock conversion and the initial public offering of the Company’s common stock and commenced trading on July 7, 2011. As of March 26, 2012, there were 2,909,500 shares of common stock outstanding, held by approximately 240 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

Presented below is the high and low sales price information for State Investors Bancorp’s common stock for the quarters ended September 30, 2011 and December 31, 2011. The Company has not declared or paid any cash dividends.

Fiscal 2011
Quarter Ended:	High	Low
December 31, 2011	$11.35	$10.10
September 30, 2011	$12.25	$11.20
June 30, 2011	N/A	N/A
March 31, 2011	N/A	N/A

(b)           Not applicable.

(c)           Not applicable.

Item 6. Selected Financial Data.

Set forth below is selected financial and other data of State Investors Bancorp. The information at December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 is derived in part from the audited financial statements that appear in Item 8 of this Form 10-K. The information at or for the years ended December 31, 2009, 2008 and 2007, is also derived from audited financial statements that do not appear in this document.

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Data:
Total assets	$249,616	$208,688	$209,232	$207,069	$199,795
Cash and cash equivalents	7,700	7,031	3,454	6,402	3,921
Investment securities, available for sale	--	--	260	542	1,279
Mortgage-backed securities:
Held to maturity	485	577	691	824	974
Available for sale	52,876	8,802	7,839	5,349	6,839
FHLB stock	2,487	1,361	2,660	2,924	2,843
Loans receivable, net	175,130	180,631	186,251	183,930	176,944
Deposits	157,561	159,130	142,948	130,494	113,582
FHLB advances	42,308	26,483	44,333	54,797	66,066
Total equity	47,971	21,291	20,184	19,117	18,280

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$10,799	$11,597	$12,347	$12,401	$11,032
Total interest expense	3,410	4,426	5,590	6,446	6,191
Net interest income	7,389	7,171	6,757	5,955	4,841
Provision (recovery) for loan losses	154	93	155	(46)	60
Net interest income after provision (recovery) for loan losses	7,235	7,078	6,602	6,001	4,781
Total non-interest income (loss)	257	(49)	166	76	117
Total non-interest expense	5,889	5,515	5,422	4,435	4,340
Income before income taxes	1,603	1,514	1,346	1,642	558
Income taxes	553	538	491	617	189
Net income	$1,050	$976	$855	$1,025	$369
Earnings per share – basic(1)	$0.74	NA	NA	NA	NA
Earnings per share – diluted(1)	$0.74	NA	NA	NA	NA

Selected Operating Ratios:(2)
Average yield on interest-earning assets	4.99%	5.82%	6.16%	6.34%	6.10%
Average rate on interest-bearing liabilities	1.75	2.38	3.01	3.60	3.68
Average interest rate spread(3)	3.24	3.44	3.15	2.74	2.42
Net interest margin(3)	3.41	3.60	3.37	3.04	2.68
Average interest-earning assets to average interest-bearing liabilities	111.09	107.03	107.79	109.27	107.59
Net interest income after provision (recovery) for loan losses to non-interest expense	122.86	128.34	121.76	135.31	110.16
Total non-interest expense to average assets	2.50	2.60	2.57	2.16	2.28
Efficiency ratio(4)	77.02	77.44	78.32	73.54	87.54
Return on average assets	0.45	0.46	0.41	0.50	0.19
Return on average equity	3.23	4.70	4.34	5.41	2.03
Average equity to average assets	13.84	9.78	9.36	9.25	9.55

 (Footnotes on the following page)

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Asset Quality Ratios:(5)
Non-performing loans as a percent of total loans receivable(6)	1.91%	0.71%	1.30%	1.17%	0.44%
Non-performing assets as a percent of total assets(6)	1.35	0.70	1.54	1.12	0.39
Allowance for loan losses as a percent of Non-performing loans	47.32	116.13	59.25	64.25	194.72
Net charge-offs to average loans receivable	0.03	0.02	0.05	0.04	--

Capital Ratios:(5)
Tier 1 leverage ratio	14.86%	10.12%	9.61%	9.26%	9.13%
Tier 1 risk-based capital ratio	28.31	16.46	15.60	14.80	14.50
Total risk-based capital ratio	29.56	17.63	16.56	15.63	15.27

Other Data:
Banking offices	4	4	4	4	4

(1)
Due to the timing of State-Investors Bank’s conversion from the mutual to the stock form of organization as a subsidiary of State Investors Bancorp, Inc., and the completion of the Company’s initial public offering on July 6, 2011, earnings per share for the year ended December 31, 2011 is calculated based on the weighted average common shares outstanding for the entire year. Thus, the denominator used in the earnings per share calculations for the fiscal year is lower than it would have been had the shares been outstanding for a full year.

(2)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(3)
Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.

(6)
Non-performing assets consist of non-performing loans and real estate owned. Non-performing loans consist of non-accruing loans and accruing loans 90 days or more past due. Real estate owned consists of real estate acquired through foreclosure, real estate acquired by acceptance of a deed-in-lieu of foreclosure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

State Investors Bancorp’s profitability depends primarily on net interest income, which is the difference between interest income earned on interest-earning assets, principally loans, and interest expense paid on interest-bearing liabilities, principally deposits. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. State Investors Bancorp’s profitability also depends, to a lesser extent, on interest-earning deposits in other institutions, non-interest income, borrowings from the Federal Home Loan Bank of Dallas, provisions for loan losses, non-interest expenses and federal income taxes.

State Investors Bancorp’s primary lending activity is the origination of one- to four-family residential loans for portfolio. Historically, we have not originated residential mortgage loans for sale into the secondary market. We also originate or participate in commercial real estate loans which amounted to $35.7 million, or 20.2% of our total loans, before net items, at December 31, 2011. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate loans. State Investors Bancorp’s loans are primarily funded by certificates of deposit, which typically have a higher interest rate than savings accounts. At December 31, 2011, certificates of deposit amounted to 66.9% of total deposits. We had $42.3 million of borrowings from the Federal Home Loan Bank of Dallas as of December 31, 2011, compared to $26.5 million as of December 31, 2010. Although we will attempt to diversify into other deposit products in the future in order to improve our interest rate risk, we anticipate that certificates of deposit will continue to be a primary source of funding for our assets in the near term.

State Investors Bancorp’s results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

Business Strategy

State Investors Bancorp’s business strategy is focused on operating a growing and profitable community-oriented financial institution. Below are certain of the highlights of our business strategy:

●
Maintaining High Asset Quality. At December 31, 2011, we had $3.4 million of non-performing loans in our portfolio, or 1.4%, of total assets, and no real estate owned. We attribute our high asset quality to our disciplined and conservative underwriting practices.

●
Growing our Retail Deposits by Focusing on Long-Term Customer Relationships. We strive to grow our retail deposits by focusing on the establishment of long-term customer relationships. Advertising, promotions and offering attractive rates on certain transaction accounts may be utilized as means to increase retail core deposits.

●
Capitalize on our senior management’s knowledge of the local real estate market and our personal service. As a community-oriented savings bank, we take pride in providing exceptional customer service as a means to attract and retain customers. We deliver personalized service to our customers that distinguishes us from the large regional banks operating in our market area. Our management team has strong ties to, and deep roots in, the community. We believe that we know our customers’ banking needs and can respond quickly to address them.

Critical Accounting Policies

In reviewing and understanding financial information for State Investors Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our financial statements contained in Item 8 of this Form 10-K. The accounting and financial reporting policies of State Investors Bancorp conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

State Investors Bancorp’s total assets increased by $40.9 million, or 19.6%, to $249.6 million at December 31, 2011, compared to $208.7 million at December 31, 2010. For the year ended December 31, 2011, the largest increase in our assets was in investment securities, which increased $44.0 million, or 468.9%. The largest decrease was in loans receivable, net which decreased $5.5 million, or 3.0% at December 31, 2011 due in part to a $2.9 million reduction in one-to four-family residential loans, $2.6 million reduction in commercial real estate loans and $836,000 reduction in multi-family residential loans, partially offset by a $628,000 increase in land loans, $246,000 increase in consumer non real estate loans and $162,000 increase in home equity lines of credit. Federal Home Loan Bank stock increased $1.1 million, or 82.7%, at December 31, 2011 compared to December 31, 2010, and premises and equipment, net, increased $806,000, or 10.4%, primarily due to the construction of our new home office.

Loans receivable, net, decreased by $5.5 million, or 3.0%, to $175.1 million at December 31, 2011 compared to $180.6 million at December 31, 2010. During the year ended December 31, 2011, our total loan originations amounted to $29.6 million and loan principal payments were $38.0 million. All of our loans are originated for portfolio. The decrease in loans receivable, net, was primarily due to decreases in one- to four-family residential loans of $2.9 million, commercial real estate loans of $2.6 million, and multi-family residential loans of $836,000. Such decreases were partially offset by increases of $628,000 in land loans, $246,000 in consumer non-real estate loans, and $162,000 in home equity lines of credit.

Investment and mortgage-backed securities amounted to $53.4 million at December 31, 2011 compared to $9.4 million at December 31, 2010, an increase of $44.0 million, or 468.9%. The increase in investment securities at December 31, 2011, was due to purchases of available-for-sale securities combined with unrealized gains on such securities, partially offset by maturities and paydowns received during the 12-month period.

Total liabilities increased $14.2 million, or 7.6%, at December 31, 2011, to $201.6 million compared to $187.4 million at December 31, 2010. Deposits decreased by $1.6 million, or 1.0%, to $157.6 million at December 31, 2011, compared to $159.1 million at December 31, 2010, primarily due to a decrease in certificates of deposit of $9.6 million, or 8.3%, and interest bearing checking accounts of $1.4 million, or 9.2%. Such decreases were partially offset by increases of $5.4 million in savings accounts, $2.4 million in money market accounts, and $1.6 million in non-interest bearing checking accounts. We held $42.3 million of Federal Home Loan Bank advances at December 31, 2011 compared to $26.5 million at December 31, 2010, to fund the Company’s asset growth through purchases of securities.

Total equity amounted to $48.0 million at December 31, 2011 compared to $21.3 million at December 31, 2010, an increase of $26.7 million, or 125.3%. The reason for the increase in our total equity was primarily due to $27.9 million in net proceeds from the offering completed on July 6, 2011, and net income of $1.05 million for the year ended December 31, 2011, offset partially by the purchase of Employee Stock Ownership Plan shares of $2.3 million and a decrease in unrealized gain on securities available for sale of $40,000, net of deferred tax effect.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General. State Investors Bancorp’s net income amounted to $1.05 million for the year ended December 31, 2011, an increase of $74,000 or 7.6% compared to net income of $976,000 for the year ended December 31, 2010. This increase was primarily due to a decrease in interest expense of $1.0 million, or 23.0%, and an increase of $306,000 in non-interest income. This was partially offset by a decrease of $798,000, or 6.9%, in interest income and an increase of $374,000, or 6.8%, in non interest expense. Interest expense decreased in fiscal 2011 primarily as a result of decreases in the average rate paid on certificates of deposit and Federal Home Loan Bank advances.

Net Interest Income. Net interest income amounted to $7.4 million for the year ended December 31, 2011 compared to $7.2 million for the year ended December 31, 2010. The $218,000 or 3.0% increase was primarily due to a $1.0 million decrease in interest expense due to a 37 basis point decrease in the average rate paid on certificates of deposit and 87 basis point decrease in rate paid on Federal Home Loan Bank of Dallas advances for the year.

The average interest rate spread decreased 20 basis points from 3.44% for the year ended December 31, 2010 to 3.24% for the year ended December 31, 2011, while average interest-earning assets increased from $199.2 million to $216.5 million during the same periods. Average interest-earning assets to average interest-bearing liabilities increased from 107.03% for the year ended December 31, 2010 to 111.09% for the year ended December 31, 2011. The decrease in the average interest rate spread primarily reflects the decrease in average rate paid on interest-bearing liabilities from 2.38% in fiscal 2010 to 1.75% in fiscal 2011 compared to a decrease in the average yield on interest earning assets from 5.82% in 2010 to 4.99% in 2011. Net interest margin decreased 19 basis points from 3.60% to 3.41% at December 31, 2010 and 2011, respectively, primarily due to a decrease of 83 basis points in the average yield on interest-bearing assets compared to a decrease of 63 basis points in the average rate paid on interest-bearing liabilities for the periods.

Interest income decreased by $798,000, or 6.9%, to $10.8 million for the year ended December 31, 2011 compared to $11.6 million for the year ended December 31, 2010. Such decrease was primarily due to a decrease in the average yield on loans receivable from 6.28% in fiscal 2010 to 5.74% in fiscal 2011. To a lesser extent, the decline in interest income was due to a decrease in average yield on investment and mortgage-backed securities from 2.89% in fiscal 2010 to 1.70% in fiscal 2011. The decrease in the average yield on loans and investment securities reflects changes in the market rates of interest during fiscal 2011.

Interest expense decreased by $1.0 million, or 23.0%, to $3.4 million for the year ended December 31, 2011 compared to $4.4 million for the year ended December 31, 2010 primarily as a result of a decrease in the average rate paid on certificate of deposit accounts and Federal Home Loan Bank advances. Such decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the fiscal year. The decline in the cost of Federal Home Loan Bank advances was a result of our borrowing at a lower rate during the fiscal year.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. As State-Investors Bank owned no tax-exempt securities during the periods presented, no yield adjustments were made. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Year Ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$180,071	$10,338	5.74%	$180,600	$11,338	6.28%
Investment and mortgage-backed securities	26,477	449	1.70%	8,415	243	2.89
Other interest-earning assets	10,001	12	0.12%	10,202	16	0.16
Total interest-earning assets	216,549	10,799	4.99%	199,217	11,597	5.82%
Non-interest-earning assets	18,687			13,239
Total assets	$235,236			$212,456
Interest-bearing liabilities:
Savings, NOW and money market accounts	$53,656	$206	0.38%	$37,578	$304	0.81%
Certificates of deposit	111,669	2,305	2.06%	113,619	2,756	2.43
Total deposits	165,325	2,511	1.52%	151,197	3,060	2.02
FHLB advances	29,608	899	3.04%	34,937	1,366	3.91
Total interest-bearing liabilities	194,933	3,410	1.75%	186,134	4,426	2.38%
Non-interest-bearing liabilities	7,751			5,536
Total liabilities	202,684			191,670
Total stockholders’ equity	32,552			20,786
Total liabilities and stockholders’ equity	$235,236			$212,456
Net interest-earning assets	$21,616			$13,083
Net interest income; average interest rate spread		$7,389	3.24%		$7,171	3.44%
Net interest margin(2)			3.41%			3.60%
Average interest-earning assets to average interest-bearing liabilities			111.09%			107.03%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended December 31, 2011 compared to 2010			Year Ended December 31, 2010 compared to 2009
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Loans receivable	$(967)	$(33)	$(1,000)	$(329)	$(358)	$(687)
Investment and mortgage-backed securities	(49)	255	206	(48)	(3)	(51)
Other interest-earning assets	(4)	--	(4)	72	(84)	(12)
Total interest income	(1,020)	222	(798)	(305)	(445)	(750)
Interest expense:
Savings, NOW and money market accounts	(523)	425	(98)	--	36	36
Certificates of deposit	(405)	(46)	(451)	(971)	525	(446)
Total deposits	(928)	379	(549)	(971)	561	(410)
FHLB advances and other borrowings	(278)	(189)	(467)	(70)	(684)	(754)
Total interest expense	(1,206)	190	(1,016)	(1,041)	(123)	(1,164)
Increase (decrease) in net interest income	$186	$32	$218	$736	$(322)	$414

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

During the year ended December 31, 2011, we made a provision of $154,000, compared to a provision of $93,000 in fiscal 2010, due primarily to lower loan originations in fiscal 2011. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges, realized gains and losses on investments and sales of real estate owned, amounted to income of $257,000 for the year ended December 31, 2011, an increase of $306,000 or 624.5% compared to non-interest loss of $49,000 for the year ended December 31, 2010. The increase was primarily due to an increase of $85,000 in service charges, fees, and other operating income, $119,000 loss on sales/writedown of other real estate owned in fiscal 2010 compared to $11,000 of income in fiscal 2011, and a $91,000 loss on sale of available-for-sale securities during 2010 compared to none in fiscal 2011.

Non-Interest Expense. Non-interest expense increased by $374,000, or 6.7% to $5.9 million for the year ended December 31, 2011, compared to $5.5 million for the year ended December 31, 2010. The increase was primarily the result of a $129,000 increase in occupancy expense, $123,000 increase in professional fees, $76,000 increase in salaries and employee benefits, partially offset by an $85,000 decrease in advertising expense. The $129,000 increase in occupancy expense was primarily additional expenses related to our new home office. The $123,000 increase in professional fees directly relates to the increase of services related to the stock conversion and additional expenses related to being a public company. During 2012, the Company estimates it will incur approximately $125,000 in additional non-interest expense related to the imposition of the Louisiana Shares Tax. This tax is imposed on stock chartered banking institutions in the state and is based on the assessed value of the Bank’s capital.

Income Tax Expense. The income tax expense amounted to $553,000 and $538.000 for the fiscal years ended December 31, 2011 and 2010, respectively. Our effective federal tax rate was 34% and 36% for the years ended December 31, 2011 and 2010.

Exposure to Changes in Interest Rates

State Investors Bancorp’s ability to maintain net interest income depends upon its ability to earn a higher yield on assets than the rates it pays on deposits and borrowings. State Investors Bancorp’s interest-earning assets consist primarily of residential mortgage loans which have fixed rates of interest. State Investors Bancorp’s interest-bearing liabilities primarily consist of higher rate certificates of deposit rather than other types of deposit products. Consequently, State Investors Bancorp’s ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise. At December 31, 2011, certificates of deposit amounted to $105.3 million or 52.2% of total liabilities and 42.2% of total assets at such date.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. Our one-year cumulative gap was a negative 14.35% at December 31, 2011.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2011, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 11% to 28%. The annual prepayment rate for mortgage-backed securities is assumed to range from 11% to 15%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 33%, 15% and 15%, respectively.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in thousands)
Interest-earning assets:(1)
Loans receivable(2)	$17,263	$31,908	$56,624	$32,489	$38,557	$176,840
Investment securities	2,959	9,680	8,713	25,682	--	47,034
Other interest-earning assets	1,257	--	--	--	2,857	4,114
Total interest-earning assets	$21,479	$41,588	$65,337	$58,170	$41,414	$227,988
Interest-bearing liabilities:
Savings accounts	$940	$2,822	$7,525	$7,525	$7,838	$26,650
Checking accounts	857	2,570	6,853	6,853	7,138	24,271
Money market accounts	632	1,896	4,423	--	--	6,951
Certificate accounts	22,708	40,463	23,023	12,646	6,497	105,337
FHLB advances	14,316	10,812	180	--	17,000	42,308
Total interest-bearing liabilities	$39,453	$58,563	$42,004	$27,024	$38,473	$205,517

Interest-earning assets less interest-bearing liabilities	$(17,974)	$(16,974)	$23,333	$31,146	$2,941	$22,472
Cumulative interest rate sensitivity gap(3)	$(17,974)	$(34,948)	$(11,615)	$19,531	$22,472	$22,472
Cumulative interest-rate gap as a percentage of total assets at December 31, 2011	(7.20)%	(14.00)%	(4.65)%	7.82%	9.00%	9.00%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2011	0.54%	0.64%	0.92%	1.12%	1.11%	1.11%

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

Net Portfolio Value Analysis. Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2011 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$22,783	$(13,608)	(37)%	10.36%	(4.57)%
200	28,640	(7,751)	(21)	12.52	(2.41)
100	33,454	(2,938)	(8)	14.12	(0.81)
Static	36,391	--	--	14.93	--
(50)	36,848	456	1	14.96	0.03
(100)	36,894	502	1	14.85	(0.08)

Net Interest Income Analysis. In addition to modeling changes in NPV, we also analyze potential changes to net interest income (“NII”) for a 12-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2011.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
300bp	$6,419	$(1,632)	(20.27)%
200	7,050	(1,002)	(12.43)
100	7,672	(379)	(4.71)
50	7,870	(181)	(2.24)
Static	8,051	--	--
(50)	8,143	92	1.14
(100)	8,105	54	0.67
(200)	8,003	(48)	(0.59)
(300)	7,975	(76)	(0.95)

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV simulation model above provides an indication of interest rate risk exposure at a particular point in time, such model is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

Liquidity and Capital Resources

State Investors Bancorp maintains levels of liquid assets deemed adequate by management. State Investors Bancorp adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. State Investors Bancorp also adjusts liquidity as appropriate to meet asset and liability management objectives.

State Investors Bancorp’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. State Investors Bancorp sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, State Investors Bancorp invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements. State Investors Bancorp’s cash and cash equivalents amounted to $7.7 million at December 31, 2011.

A significant portion of State Investors Bancorp’s liquidity consists of non-interest earning deposits. State Investors Bancorp’s primary sources of cash are principal repayments on loans and increases in deposit accounts. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At December 31, 2011, State-Investors Bank had $42.3 million of advances from the Federal Home Loan Bank of Dallas and had $90.6 million in additional borrowing capacity. Additionally, at December 31, 2011, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby we may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $6.4 million. There were no amounts purchased under this agreement as of December 31, 2011.

At December 31, 2011, State Investors Bancorp had outstanding loan commitments of $7.6 million to originate loans. At December 31, 2011, certificates of deposit scheduled to mature in less than one year, excluding time deposits in individual retirement accounts, totaled $58.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal. State Investors Bancorp intends to utilize its liquidity to fund its lending activities.

Under applicable banking regulations, State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At December 31, 2011, State-Investors Bank exceeded each of its capital requirements with ratios of 14.9%, 14.9% and 30.0%, respectively.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Our exposure to credit loss from non-performance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. In general, we require collateral or other security to support financial instruments with off–balance sheet credit risk.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans in process at December 31, 2011.

	Total Amounts Committed at	Amount of Commitment Expiration - Per Period
	December 31, 2011	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Unused lines of credit	$1,736	$466	$10	$1,260	$--
Undisbursed portion of loans in process	3,279	3,279	--	--	--
Commitments to originate loans	7,610	7,610	--	--	--
Total commitments	$12,625	$11,355	$10	$1,260	$--

Contractual Cash Obligations. The following table summarizes our contractual cash obligations, consisting of certificates of deposit, Federal Home Loan Bank advances and operating lease obligations, at December 31, 2011.

	Total at	Payments Due By Period
	December 31, 2011	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
			(In thousands)
Certificates of deposit	$105,337	$63,171	$23,023	$12,645	$6,498
FHLB advances	42,308	24,066	1,242	--	17,000
Total long-term debt	147,645	87,237	24,265	12,645	23,498
Operating lease obligations	80	30	50	--	--
Total contractual obligations	$147,725	$87,267	$24,315	$12,645	$23,498

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein regarding State Investors Bancorp have been prepared in accordance with accounting principles generally accepted in the United States of America which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of State Investors Bancorp’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on State Investors Bancorp’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

2322 Tremont Drive - Baton Rouge, La  70809
178 Del Orleans Avenue, Suite C - Denham Springs, LA 70726
Phone: (225) 928-4770    FAX: (225) 926-0945
www.htbcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
State Investors Bancorp, Inc. and Subsidiary
Metairie, Louisiana

We have audited the accompanying consolidated balance sheets of State Investors Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Investors Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hannis T. Bourgeois, LLP
Baton Rouge, Louisiana
March 20, 2012

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
	(Dollars in thousands)
ASSETS

Cash - non-interest bearing	$6,443	$3,724
Cash - interest bearing	1,157	3,207
Federal funds sold	100	100
Cash and cash equivalents	7,700	7,031
Investment securities:
Available for sale	52,876	8,802
Held to maturity	485	577
Loans, net	175,130	180,631
Federal Home Loan Bank Stock	2,487	1,361
Accrued interest receivable	1,022	1,020
Premises and equipment, net	8,579	7,773
Other real estate, net	--	167
Deferred income taxes	293	303
Other assets	1,044	1,023

TOTAL ASSETS	$249,616	$208,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$157,561	$159,130
Advances from Federal Home Loan Bank	42,308	26,483
Advance payments by borrowers for taxes and insurance	973	834
Accrued interest payable	86	119
Other liabilities	717	831

TOTAL LIABILITIES	201,645	187,397

Stockholders’ Equity:
Preferred Stock, $01 par value - 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value - 9,000,000 shares authorized; 2,909,500 issued and outstanding	29	--
Additional Paid In Capital	27,910	--
Unearned ESOP Shares (226,941 shares)	(2,269)	--
Retained earnings-substantially restricted	22,155	21,105
Accumulated other comprehensive income	146	186

TOTAL STOCKHOLDERS’ EQUITY	47,971	21,291

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,616	$208,688

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
	(In thousands, except per share data)

INTEREST INCOME:
Interest and fees on loans	$10,338	$11,338
Interest on investment securities	449	243
Other interest and dividends	12	16

TOTAL INTEREST INCOME	10,799	11,597

INTEREST EXPENSE:
Interest on deposits	2,511	3,060
Interest on Federal Home Loan Bank advances	899	1,366

TOTAL INTEREST EXPENSE	3,410	4,426

NET INTEREST INCOME	7,389	7,171

PROVISION FOR LOAN LOSSES	154	93

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,235	7,078

NON-INTEREST INCOME (LOSS):
Net (loss) on sales of available-for-sale securities	--	(91)
Net income (loss) on sales/writedowns of other real estate	11	(119)
Service charges, fees and other	246	161

TOTAL NON-INTEREST INCOME	257	(49)

NON-INTEREST EXPENSES:
Salaries and employee benefits	3,033	2,957
Occupancy expense	591	462
Computer	548	519
Security	243	224
Deposit insurance premiums	249	229
Advertising	115	200
Professional fees	239	116
Other	871	808

TOTAL NON-INTEREST EXPENSES	5,889	5,515

INCOME BEFORE INCOME TAXES	1,603	1,514

INCOME TAX EXPENSE	553	538

NET INCOME	$1,050	$976

Earnings per share
Basic	$0.74	N/A
Diluted	$0.74	N/A

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock	Additional Paid In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
			(In thousands)
Balance, December 31, 2009	$--	$--	$--	$20,129	$55	$20,184
Comprehensive Income:
Net Income	--	--	--	976	--	976
Net change in unrealized gain on
securities available-for-sale, net of
deferred income taxes of $68 and
reclassification adjustment of
$(91)	--	--	--	--	131	131
Total Comprehensive Income	--	--	--	--	--	1,107

Balance, December 31, 2010	--	--	--	21,105	186	21,291
Comprehensive Income:
Net Income	--	--	--	1,050	--	1,050
Net change in unrealized gain on
securities available-for-sale, net of
deferred income taxes of $(21)	--	--	--	--	(40)	(40)
Total Comprehensive Income	--	--	--	--	--	1,010
Issuance of common stock for initial
public offering - net	29	27,903	--	--	--	27,932
Shares purchased for ESOP	--	--	(2,328)	--	--	(2,328)
ESOP shares released for allocation	--	7	59	--	--	66

Balance, December 31, 2011	$29	$27,910	$(2,269)	$22,155	$146	$47,971

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,050	$976
Adjustments to reconcile net income to
net cash provided by operating activities:
Loss on redemption of securities available for sale	--	91
Provision for loan losses	154	93
Depreciation and amortization	341	194
Amortization (accretion) of securities	176	26
Stock dividend on FHLB stock	(5)	(8)
Loss (Gain) on sale of other real estate	(11)	119
Deferred income taxes provision (benefit)	33	(215)
Non cash compensation	66	--
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(2)	4
(Increase) decrease in other assets	136	101
Increase (decrease) in accrued interest payable	(33)	(62)
Increase (decrease) in other liabilities	(114)	23

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,791	1,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans	5,347	5,002
Purchase of securities available for sale	(46,624)	(1,997)
Proceeds of redemption of securities available for sale	--	263
Proceeds from principal repayments of mortgage-backed securities	2,405	1,226
Purchase of FNBB stock	(160)	--
Purchase of FHLB stock	(1,378)	--
Redemption of FHLB stock	257	1,308
Purchase of premises and equipment	(1,648)	(2,973)
Disposal of premises and equipment	501	--
Proceeds on sale of foreclosed real estate	179	1,017

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(41,121)	3,846

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010
(Continued)

	2011	2010
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	(1,569)	16,182
Increase (decrease) in advances by borrowers for
insurance and taxes	139	57
Advances from the FHLB	41,000	--
Payments on advances from the FHLB	(25,175)	(17,850)
Proceeds from issuance of common stock	29,095	--
Costs of issuance of common stock	(1,163)	--
Stock purchased for ESOP	(2,328)	--

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	39,999	(1,611)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	669	3,577

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	7,031	3,454

CASH AND CASH EQUIVALENTS - END OF YEAR	$7,700	$7,031

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$3,443	$4,488

Income taxes	$665	$970

Non-cash investing and financing transactions:
Transfer from loans to other real estate	$--	$554

Change in unrealized gain on securities available for sale	$(60)	$199

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

State Investors Bancorp, Inc., a Louisiana chartered corporation (the Company) was organized by State-Investors Bank (the Bank) to facilitate the conversion of the Bank from the mutual to the stock form (the Conversion) of ownership. The Conversion was completed on July 6, 2011, at which time the Company became the holding company for the Bank, with the Company owning all of the issued and outstanding shares of the Bank’s common stock. Shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank. As a result of the offering, the Company sold 2,909,500 shares of its common stock, raising proceeds of approximately $27.9 million, net of offering expenses. The Company was newly organized and owned no assets during any period prior to July 6, 2011. Therefore, the financial information for any period prior to July 6, 2011 presented in this report is that of the Bank only.

State-Investors Bank is a federally chartered stock savings bank and currently conducts business from its main office in Metairie, Louisiana, as well as three additional full service banking centers in the surrounding areas. The Bank is subject to regulation by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation. The Company is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).

The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities. The Bank’s primary sources of funds are customer deposits, repayments of loans, repayments of investments and funds borrowed from outside sources such as the Federal Home Loan Bank (FHLB) of Dallas. The Bank derives it income primarily from interest earned on loans and investment securities, and the bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.

Principles of Consolidation

The consolidated financial statements include the accounts of State Investors Bancorp, Inc. and its wholly owned subsidiary, State-Investors Bank. All significant intercompany transactions and amounts have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

The Company’s loan portfolio consists largely of real estate loans. The majority of loans are secured by first mortgages on area real estate and are expected to be repaid from cash flow of the debtor. A substantial portion of the debtors’ ability to honor their contracts is dependent on the economy and the industries of the region of Louisiana in which the Company operates, including the petrochemical industry, port activity along that region of the Mississippi River, healthcare and tourism.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate. Such agencies may require additional losses to be recognized based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash, amounts due from depository institutions and federal funds sold to be cash equivalents.

Investment Securities

FASB ASC 320, Investments, requires the classification of securities as trading, available for sale or held to maturity. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

Trading account securities are held for resale in anticipation of short-term market movements and are recorded at fair value. Gains and losses, both realized and unrealized, are reflected in earnings.

Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Securities not classified as held to maturity or trading are classified as available for sale. Available for sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses are included in net securities gains in non-interest income, and, when applicable, are reported as a reclassification adjustment in other comprehensive income. Gains and losses on securities sold are determined based on the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The written down amount then becomes the security’s new cost basis. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

The Company grants mortgage, commercial and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for unearned income, the allowance for loan losses, and any unamortized deferred fee or costs on originated loans.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan origination and commitment fees are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Discounts on consumer loans are recognized over the lives of the loans using methods that approximate the interest method.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Premises and Equipment

Land is carried at cost. Buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated on the straight-line basis over the estimated useful lives of the assets which range from 3 to 39 years.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes.

The Company determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the difference between the book and tax bases of assets and liabilities. Enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction. With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2008. Any interest and penalties assessed by income taxing authorities are not significant and are included in non-interest expense in these consolidated financial statements.

Earnings per Share

Earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance.

Comprehensive Income

Generally accepted accounting principles (“GAAP”) generally require that recognized revenues, expenses, gains, and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the statements of financial position, such items, along with net earnings, are components of comprehensive income. The Company presents comprehensive income in its statements of changes in equity.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense included in operations amounted to $115,000 and $200,000 in 2011 and 2010, respectively.

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delayed the effective date of the disclosures surrounding troubled debt restructurings in ASU 2010-20 for public companies. The effective date of the new disclosures is for interim and annual periods ending after June 15, 2011. The adoption of ASU 2011-01 did not have a material impact on the Company’s results of operations or financial position.

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

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The update will be effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. ASU 2011-04 amends the fair value measurement and disclosure requirements in order to gain consistency between the generally accepted accounting principles in the United States (GAAP) and the International Financial Reporting Standards (IFRS). The effective date for ASU 2011-04 is for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The effective date for ASU 2011-05 is for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s results of operations or financial position. It will require a change in presentation as the Company currently presents comprehensive income in its consolidated statement of changes in stockholders’ equity.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform with the 2011 financial statement presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

2.	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit. The Bank has on deposit the required reserve of $641,000 and $15,000 with First National Bankers Bank at December 31, 2011 and 2010, respectively.

3.      INVESTMENT SECURITIES

A summary of the amortized cost and fair values of the securities is presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011

Held to maturity:
Mortgage-backed securities:
GNMA Certificates	$370	$12	$--	$382
FNMA Certificates	95	3	--	98
FHLMC Certificates	20	--	--	20

Total held to maturity securities	485	15	--	500

Available-for-sale:
Mortgage-backed securities:
GNMA Certificates	52,655	326	(105)	52,876

Total securities	$53,140	$341	$(105)	$53,376

December 31, 2010

Held to maturity:
Mortgage-backed securities:
GNMA Certificates	$433	$14	$--	$447
FNMA Certificates	118	3	--	121
FHLMC Certificates	26	--	--	26

Total held to maturity securities	577	17	--	594

Available-for-sale:
Mortgage-backed securities:
GNMA Certificates	8,520	282	--	8,802

Total securities	$9,097	$299	$--	$9,396

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

3.     INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of the mortgage-backed securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to maturity		Available for sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
December 31, 2011

Amounts maturing in:
One to five years	$459	$474	$3,911	$3,983
After five years through ten years	26	26	32,830	32,952
After ten years	--	--	15,914	15,941
	$485	$500	$52,655	$52,876

Securities with a carrying value of $46.5 million and $9.2 million were pledged to secure advances from the FHLB as of December 31, 2011 and 2010, respectively.

There were no sales or calls of available for sale securities in 2011. During 2010, the Bank sold available for sale mortgage fund securities for total proceeds of approximately $263,000, resulting in gross realized losses of approximately $91,000.

Investment in stock of the Federal Home Loan Bank of Dallas (FHLB) is carried at cost and is pledged to secure advances from the FHLB. The balance at December 31, 2011 and 2010 is $2.5 million and $1.4 million, respectively.

Gross unrealized losses in investment securities at December 31, 2011, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, are as follows:

December 31, 2011
	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA Certificates	$24,059	$(105)	$--	$--	$24,059	$(105)

The Company had no gross unrealized losses in investment securities at December 31, 2010.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

3.     INVESTMENT SECURITIES (Continued)

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

4.     LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31 are summarized as follows:

	2011	2010
	(In thousands)
Real estate loans:
One-to-four family residential	$125,154	$128,056
Commercial real estate	34,422	37,050
Multi-family residential	4,817	5,653
Land	3,371	2,743
Home equity lines of credit	4,522	4,360
Residential construction	2,874	2,904

Total real estate loans	175,160	180,766

Other loans:
Consumer non-real estate loans	1,636	1,390
Commercial business loans	--	6

Total other loans	1,636	1,396

Total loans	176,796	182,162

Less:
Deferred loan fees	(70)	(26)
Allowance for loan losses	(1,596)	(1,505)

Net loans	$175,130	$180,631

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

4.     LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

In the ordinary course of business, the Company has granted loans to directors, officers and employees and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers. Such loans amounted to approximately $3.0 million and $2.6 million at December 31, 2011 and 2010, respectively.

Activity in loans to directors, officers and employees is as follows:

	2011	2010
	(In thousands)

Balance at beginning of year	$2,623	$2,846

Add: New loans or advances	1,245	53
Less: Payments	(837)	(276)

Balance at end of year	$3,031	$2,623

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The following tables set forth, as of December 31, 2011 and 2010, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Year Ended December 31, 2011

	Mortgage-Construction	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Commercial	Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$23	$947	$521	$--	$14	$1,505
Charge-offs	--	(45)	(18)	--	--	(63)
Recoveries	--	--	--	--	--	--
Provision	7	266	(116)	--	(3)	154
Ending balance	$30	$1,168	$387	$--	$11	$1,596

Ending balance evaluated for impairment:
Individually	$--	$121	$--	$--	$--	$121
Collectively	$30	$1,047	$387	$--	$11	$1,475

Loans receivable:
Ending balance	$2,874	$129,676	$42,610	$--	$1,636	$176,796

Ending balance evaluated for impairment:
Individually	$--	$1,461	$3,081	$--	$--	$4,542
Collectively	$2,874	$128,215	$39,529	$--	$1,636	$172,254

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

4.      LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Year Ended December 31, 2010

	Mortgage-Construction	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Commercial	Consumer	Total
		(In thousands)
Allowance for credit losses:
Beginning balance	$8	$1,068	$359	$--	$10	$1,445
Charge-offs	--	(33)	--	--	--	(33)
Recoveries	--	--	--	--	--	--
Provision	15	(88)	162	--	4	93
Ending balance	$23	$947	$521	$--	$14	$1,505

Ending balance evaluated for impairment:
Individually	$--	$100	$50	$--	$--	$150
Collectively	$23	$847	$471	$--	$14	$1,355

Loans receivable:
Ending balance	$2,904	$128,056	$49,806	$6	$1,390	$182,162

Ending balance evaluated for impairment:
Individually	$--	$305	$197	$--	$--	$502
Collectively	$2,904	$127,751	$49,609	$6	$1,390	$181,660

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

4.     LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At December 31, 2011 and 2010, the credit quality indicators (performing and nonperforming loans), disaggregated by class of loan, are presented in the following tables. The Company considers all non-accrual loans and all loans more than 90 days past due as nonperforming loans.

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity as of December 31, 2011

	Performing	Nonperforming	Total
	(In thousands)
Mortgage Loans:
Construction-Residential	$2,874	$--	$2,874
Permanent:
1 to 4 Family	128,896	780	129,676
Multifamily	3,534	1,283	4,817
Commercial RE	33,196	1,226	34,422
Other	3,313	58	3,371
Nonmortgage Loans:
Commercial	--	--	--
Consumer	1,610	26	1,636
Total	$173,423	$3,373	$176,796

Credit Quality Indicators - Credit Risk Profile Based on Payment Activity as of December 31, 2010

	Performing	Nonperforming	Total
	(In thousands)
Mortgage Loans:
Construction- Residential	$2,904	$--	$2,904
Permanent:
1 to 4 Family	126,780	1,276	128,056
Multifamily	5,653	--	5,653
Commercial RE	37,050	--	37,050
Other	7,103	--	7,103
Nonmortgage Loans:
Commercial	6	--	6
Consumer	1,370	20	1,390
Total	$180,866	$1,296	$182,162

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

4.     LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of December 31, 2011 and 2010:

Aged Analysis of Past Due Loans Receivable as of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
	(In thousands)
Mortgage Loans:
Construction-Residential	$--	$--	$--	$--	$2,874	$2,874	$--

Permanent:
1 to 4 Family	1,799	2,200	780	4,779	124,897	129,676	522
Multifamily	--	293	1,283	1,576	3,241	4,817	--
Commercial RE	--	397	1,226	1,623	32,799	34,422	--
Other	--	--	58	58	3,313	3,371	58

Nonmortgage Loans:
Commercial	--	--	--	--	--	--	--
Consumer	--	--	26	26	1,610	1,636	26
Total	$1,799	$2,890	$3,373	$8,062	$168,734	$176,796	$606

Aged Analysis of Past Due Loans Receivable as of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
	(In thousands)
Mortgage Loans:
Construction-Residential	$--	$--	$--	$--	$2,904	$2,904	$--

Permanent:
1 to 4 Family	1,559	978	1,276	3,813	124,243	128,056	1,098
Multifamily	--	-	--	--	5,653	5,653	--
Commercial RE	--	462	--	462	36,588	37,050	--
Other	--	62	--	62	7,041	7,103	--

Nonmortgage Loans:
Commercial	--	--	--	--	6	6	--
Consumer	5	--	20	25	1,365	1,390	20
Total	$1,564	$1,502	$1,296	$4,362	$177,800	$182,162	$1,118

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

4.     LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Loan Receivables on Nonaccrual Status

	December 31, 2011	December 31, 2010
	(In thousands)
Mortgage Loans
Permanent, Secured by
1 to 4 Family	$258	$178
Multifamily	1,283	--
Commercial RE	1,226	--

Total	$2,767	$178

A summary of the impaired loans by class of loans as of December 31, 2011 and 2010, is as follows:

Impaired Loans For the Year Ended December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With an allowance recorded:
Mortgage Loans
Construction - Residential	$--	$--	$--	$--	$--
Permanent, Secured by
1-4 Family	358	358	121	358	19
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$358	$358	$121	$358	$19

With no allowance recorded:
Mortgage Loans
Construction - Residential	--	--	--	--	--
Permanent, Secured by
1-4 Family	1,103	1,103	--	1,103	38
Multifamily	1,283	1,283	--	1,283	16
Commercial RE	1,798	1,798	--	1,798	41
Other	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$4,184	$4,184	$--	$4,184	$95
Total Impaired Loans:
Mortgage Loans
Construction	--	--	--	--	--
Permanent	4,542	4,542	121	4,542	114
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--

	$4,542	$4,542	$121	$4,542	$114

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

4.     LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans For the Year Ended December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With an allowance recorded:
Mortgage Loans
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by
1-4 Family	305	305	100	305	6
Multifamily	197	197	50	198	5
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--

Total Impaired Loans:
Mortgage Loans
Construction	--	--	--	--	--
Permanent	502	502	150	503	11
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--

	$502	$502	$150	$503	$11

The following table summarizes information relative to the loan modifications as of December 31, 2011. The Company had no modified loans at December 31, 2010. All of these loans are included in impaired loans as of December 31, 2011.

December 31, 2011	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt restructurings
Mortgage Loans
Construction	--	$--	$--
Permanent	4	1,528	1,694
Nonmortgage Loans
Commercial	--	--	--
Consumer	--	--	--
Total Loans	4	$1,528	$1,694

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

5.     ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31 is summarized as follows:

	2011	2010
	(In thousands)

Loans receivable	$905	$999
Investment securities	117	21

	$1,022	$1,020

6.     PREMISES AND EQUIPMENT

Premises and equipment, at cost, at December 31 are summarized as follows:

	2011	2010
	(In thousands)

Buildings	$5,957	$2,183
Leasehold improvements	572	572
Furniture, fixtures and equipment	1,121	867
	7,650	3,622
Less accumulated depreciation and amortization	(1,732)	(1,662)
	5,918	1,960
Land	2,661	2,613
Construction in progress	--	3,200

	$8,579	$7,773

Depreciation and amortization of premises and equipment amounted to $341,000 and $194,000 in 2011 and 2010, respectively.

The costs incurred for construction of the Company’s new main office facility are reflected in construction in progress at December 31, 2010. Construction of the new main office facility was completed in 2011.

7.     DEPOSITS

Deposit account balances at December 31 are summarized as follows:

	2011	2010
	(In thousands)

NOW accounts	$18,623	$18,422
Money Market funds	6,951	4,561
Passbook savings	26,650	21,220
Certificates of deposit	105,337	114,927

	$157,561	$159,130

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

7.     DEPOSITS (Continued)

Scheduled maturities of certificates of deposit at December 31, 2011 are summarized as follows:

Due In	Amount
(In thousands)

2012	$63,171
2013	17,023
2014	6,000
2015	8,525
2016 and thereafter	10,618

$105,337

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $41.2 million and $43.5 million at December 31, 2011 and 2010, respectively. The weighted average interest rate on deposits at December 31, 2011 and 2010 was 1.43% and 1.99%, respectively. The Company held deposits of approximately $2.7 million and $3.5 million for related parties at December 31, 2011 and 2010, respectively.

8.     ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB)

The FHLB advances consist of the following obligations at December 31, 2011 and 2010:

	2011	2010
Fixed Interest Rate	Amount	Amount
	(In thousands)

0.00% to 0.99%	$22,000	$--
1.00% to 1.99%	--	--
2.00% to 2.99%	--	3,000
3.00% to 3.99%	18,242	19,269
4.00% to 4.99%	1,224	1,534
5.00% to 5.99%	842	2,680
6.00% to 6.99%	--	--

	$42,308	$26,483

Scheduled maturities of FHLB advances at December 31, 2011 are summarized as follows:

Due In	Amount
(In thousands)

2012	$24,066
2013	1,242
2017	17,000

$42,308

At December 31, 2011, the advances are secured by a blanket lien bearing on the Bank’s mortgage loans of approximately $86.4 million, pledge of FHLB stock in the amount of $2.5 million and pledge of mortgage-backed securities with a carrying amount of approximately $46.5 million.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

8.     ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB) (Continued)

The Bank has an additional available borrowing capacity of approximately $90.6 million with the FHLB at December 31, 2011.

9.     INCOME TAXES

Income tax expense (benefit) for the years ended December 31 is summarized as follows:

	2011	2010
	(In thousands)

Current Taxes – Federal	$520	$753
Deferred Taxes	33	(215)

	$553	$538

Total income tax expense (benefit) differs from the amounts computed by applying the federal statutory rate of 34% to income before income taxes as a result of the following:

	2011		2010
	Amount	%	Amount	%
	(In thousands)
Expected income tax expense (benefit) at statutory rate	$545	34%	$515	34%
Increase (decrease) in income taxes resulting from:
Non-deductible expenses	17	1	12	1
Other adjustments	(9)	(1)	11	1

	$553	34%	$538	36%

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

9.     INCOME TAXES (Continued)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that gave rise to the deferred tax asset or (liability) at December 31 relate to the following:

	2011	2010
	(In thousands)

Deferred loan fees	$24	$9
Deferred retirement agreements	221	237
Excess tax depreciation	(268)	(206)
Reserve for uncollected interest	20	17
Prepaid mortgage interest	6	8
FHLB stock basis difference	(100)	(75)
Bad debt difference Post 1987	463	409
Capital loss on sale of investment securities	61	61
	427	460
Valuation allowance (deferred tax asset capital loss on sale of investment securities)	(61)	(61)
	366	399
Unrealized (gains) losses on available for sale securities	(73)	(96)

Net Deferred Tax Asset	$293	$303

Retained earnings at December 31, 2011 and 2010 include approximately $2.6 million for which no deferred income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount is approximately $888,000 at December 31, 2011 and 2010.

10.   REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary Federal regulator, the Office of the Comptroller of the Currency (OCC). Failure to meet the minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material affect on the Bank and the financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act the Board of Governors of the Federal Reserve System as the primary regulator for the Company is authorized to extend leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies to thrift holding companies. However, the Federal Reserve Board has not issued regulations that address the levels of these capital requirements and when they will apply to the Company.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

10.   REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined). As of December 31, 2011, management believes that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2011 and 2010, the most recent notification from the OCC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as adequately capitalized, the Bank would have to maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2011

Total Risk Based Capital
(to Risk Weighted Assets)	$37,759	29.56%	$10,218	8.00%	$12,773	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$36,163	28.31%	$5,109	4.00%	$7,664	6.00%
Tier 1 Capital
(to Adjusted Total Assets)	$36,163	14.86%	$9,734	4.00%	$12,169	5.00%
Tangible Capital
(to Adjusted Total Assets)	$36,163	14.86%	$3,651	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2010

Total Risk Based Capital
(to Risk Weighted Assets)	$22,605	17.63%	$10,256	8.00%	$12,820	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$21,100	16.46%	$5,128	4.00%	$7,692	6.00%
Tier 1 Capital
(to Adjusted Total Assets)	$21,100	10.12%	$8,337	4.00%	$10,421	5.00%
Tangible Capital
(to Adjusted Total Assets)	$21,100	10.12%	$3,126	1.50%	N/A	N/A

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

10.   REGULATORY MATTERS (Continued)

A reconciliation of the Bank’s capital determined under accounting principles generally accepted in the United States of America to Tier 1 Capital and Total Risk Based Capital as of December 31, 2011 is as follows:

2011
(In thousands)

Capital Under GAAP	$47,971
Unrealized Gain on Available for Sale Securities	(146)

Tier 1 Capital	36,163
Allowance for Loan Losses	1,596

Total Risk Based Capital	$37,759

11.   EMPLOYEE BENEFIT PLANS

401(k) Plan - The Bank sponsors a 401(k) profit sharing plan for eligible employees. Contributions may be made by eligible employees subject to the limits of the Internal Revenue Service. The Bank makes matching contributions based on a percentage of each participant’s contribution and may also make discretionary contributions to the plan. The Bank matched 100% of the participant’s salary deferral contribution up to 3% and matched 50% of the participant’s salary deferral contribution of the next 2% of the participant’s annual compensation for 2011 and 2010.

Profit Sharing Plan - The Bank maintains a qualified defined contribution profit sharing plan covering substantially all of its employees. Employees must complete one year of service and obtain the age of 21 in order to participate in the plan. Participants are 100% vested upon entry into the plan. Contributions to the plan are based on percentages of the participants’ annual compensation. Contributions are determined annually by the Bank and are not mandatory.

Contributions to the plans charged to income for 2011 and 2010 amounted to $279,000 and $302,000, respectively. Contributions as a percentage of participants’ annual compensation amounted to 15% for 2011 and 2010.

Other Retirement Agreements - During 2009, the Bank entered into retirement agreements with the chief executive officer and the non-employee directors of the Bank.

Under the Supplemental Executive Retirement Agreement for the chief executive officer, after ten years in the plan and attaining the age of 72, and following his retirement, the Bank is to provide the chief executive officer an annual benefit of $100,000 for 10 years. (This benefit would be paid to the chief executive officer’s beneficiaries until all 10 installments are paid or in a lump sum upon the chief executive officer’s death if the officer’s death is subsequent to age 72.)

Under the Supplemental Retirement Plan for non-employee directors, the Bank is to provide to each covered non-employee director an annual supplemental retirement benefit equal to $7,500 payable in equal annual installments for ten (10) consecutive years upon retirement, if the covered director is 100% vested. Participants who are not 100% vested would be entitled to receive the accrued amount payable in a lump sum. (This benefit would be paid to the non-employee director’s beneficiaries until all 10 installments are paid or in a lump sum upon the director’s death if the director’s death is during the active service of the Bank.)

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

11.   EMPLOYEE BENEFIT PLANS (Continued)

The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the dates payments are expected to expire. The expense incurred for this plan for the years ended December 31, 2011 and 2010 amounted to $97,000 and $170,000, respectively. The accrued liability recorded for this plan was $649,000 and $698,000 at December 31, 2011 and 2010, respectively.

Employee Stock Ownership Plan - In 2011, the Company established an ESOP for the benefit of all eligible employees of the Company. The leveraged ESOP is accounted for in accordance with the requirements of ASC 718, Compensation - Stock Compensation.

Employees of the Bank who have been employed for one year and who have attained age 21 are eligible to participate in the ESOP. It is anticipated that contributions will be made to the plan in amounts necessary to amortize the debt to the Company over a period of 20 years.

Under ASC 718, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders’ equity as unearned compensation. Dividends on unallocated ESOP shares are considered to be compensation expense. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differ from the cost of such shares, the differential is credited to shareholders’ equity. The Company receives a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a Company liability.

Compensation cost related to the ESOP was $65,000 for the year ended December 31, 2011. The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $2.5 million as of December 31, 2011. A summary of the ESOP share allocation as of December 31, 2011 follows.

Shares allocated, beginning of year	--
Shares allocated during the year	5,819
Allocated shares held by ESOP trust as of year end	5,819
Unallocated shares	226,941
Total ESOP shares	232,760

12.   MUTUAL TO STOCK CONVERSION

As disclosed in Note 1, on July 6, 2011, the Bank completed its conversion to a federally chartered stock savings bank and formed State Investors Bancorp, Inc. to serve as the stock holding company for the Bank. In connection with the conversion, the Company sold 2,909,500 shares of its common stock at $10.00 per share. The Company’s ESOP purchased 232,760 shares, financed by a loan from the Company. The net proceeds from the sale of this stock were approximately $27.9 million, and the cost associated with the stock conversion was approximately $1.2 million.

As part of the Conversion, the Bank established a liquidation account in an amount equal to the net worth of the Bank as of the date of the latest consolidated balance sheet distributed in connection with the Conversion. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

13.   EARNINGS PER SHARE

Earnings per common share was computed based on the following:

Year ended December 31, 2011

Numerator
Income applicable to common shares	$1,050,000
Denominator
Weighted average common shares outstanding	1,419,000
Effect of dilutive securities	--
Weighted average common shares outstanding – assuming dilution	1,419,000
Earnings per common share	$0.74
Earnings per common share - assuming dilution	$0.74

The Company completed its initial public stock offering on July 6, 2011; thus, the denominator used in the earnings per share calculations for 2011 is lower than it would have been had the shares been outstanding for a full year.

14.   COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Bank has various outstanding commitments that are not reflected in the accompanying financial statements. The principal commitments of the Bank are as follows:

Lease Commitment:

At December 31, 2011, the Bank was obligated under a noncancelable operating lease on its location on Harrison Avenue in the city of New Orleans. The lease continues through August 31, 2014 with options to renew for two successive ten-year periods at specified rental amounts. Total rental expense was approximately $30,000 for the years ended December 31, 2011 and 2010.

The future minimum rental commitments under the operating lease at December 31, 2011 are as follows:

Year Ended December 31,	Amount
(In thousands)

2012	$30,000
2013	30,000
2014	20,000

Total Minimum Payments Required	$80,000

Loan Commitments:

At December 31, 2011, the Bank had outstanding commitments to originate fixed-rate loans in the amount of $7.6 million. The Bank also had commitments for unused lines of credit of $1.7 million and undisbursed portion of loans in process of $3.3 million at December 31, 2011.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

14.   COMMITMENTS AND CONTINGENCIES (Continued)

Borrowings:

At December 31, 2011, the Bank had unused borrowing capacity of approximately $90.6 million with the Federal Home Loan Bank. Additionally, the Bank has a Master Purchase Agreement with First National Bankers’ Bank (FNBB) whereby the Bank may purchase federal funds from FNBB in an amount not to exceed $6.4 million.

Other:

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

15.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Balance Sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the notional amount which was $7.6 million at December 31, 2011. The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis and in accordance with established loan underwriting policies.

16.   CONCENTRATION OF CREDIT RISK

The Bank maintains amounts on deposit and federal funds sold with correspondent banks which may periodically exceed the federally insured amount.

Most of the Bank’s lending activity is represented by loans secured principally by first mortgages on real estate located primarily in Orleans, Jefferson and St. Tammany and surrounding parishes within Louisiana. Additionally, the substantial portion of the real estate upon which the Bank has extended credit is residential properties.

17.   FAIR VALUES OF FINANCIAL INSTRUMENTS

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

17.   FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

●	Level 1 - Includes the most reliable sources, and includes quoted prices in active markets for identical assets or liabilities.

●
Level 2 - Includes observable inputs. Observable inputs include inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) as well as inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

●	Level 3 - Includes unobservable inputs and should be used only when observable inputs are unavailable.

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2011 and 2010. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Available-for-sale:
Mortgage Backed Securities	$52,876	$--	$52,876	$--

	Fair Value at Reporting Date Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Available-for-sale:
Mortgage Backed Securities	$8,802	$--	$8,802	$--

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

17.   FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

	Fair Value at Reporting Date Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets
Impaired Loans	$4,421	$--	$4,421	$--

	Fair Value at Reporting Date Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets
Impaired Loans	$352	$--	$352	$--
Repossessed Assets	167	--	167	--

Total	$519	$--	$519	$--

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

17.   FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities - Fair value of securities is based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - The fair value for loans is estimated using discounted cash flow analyses, with interest rates currently being offered for similar loans to borrowers with similar credit rates. Loans with similar classifications are aggregated for purposes of the calculations. The allowance for loan losses, which was used to measure the credit risk, is subtracted from loans.

Deposits - The fair value of demand deposits, savings account, and certain money market deposits is the amount payable at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flow analyses, with interest rates currently offered for deposits of similar remaining maturities.

Borrowings - The fair value of FHLB advances is estimated using the rates currently offered for advances of similar maturities.

Commitments to Extend Credit and Standby Letters of Credit - The fair values of commitments to extend credit and standby letters of credit do not differ significantly from the commitment amount and are therefore omitted from this disclosure.

The estimated approximate fair values of the Company’s financial instruments as of December 31, 2011 and 2010 are as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and Short-Term
Investment	$7,700	$7,700	$7,031	$7,031
Securities	55,848	55,863	10,740	10,757
Loans – Net	175,130	176,000	180,631	181,000

Financial Liabilities:
Deposits	157,561	157,000	159,130	158,000
FHLB Borrowings	42,308	44,000	26,483	27,000

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

18.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial statements of State Investors Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities. The parent company commenced operations on July 6, 2011, therefore the statements of income and cash flows for the period July 6, 2011 to December 31, 2011 are shown.

CONDENSED BALANCE SHEET
December 31, 2011
ASSETS	(In thousands)

Cash - non-interest bearing	$5,648
Investment securities	5,993
Accrued interest receivable	11
Investment in subsidiary	36,309
Other assets	10

TOTAL ASSETS	$47,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$--

Stockholders’ Equity	47,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,971

CONDENSED STATEMENT OF INCOME Period from July 6, 2011 to December 31, 2011
2011
(In thousands)
OPERATING INCOME:
Interest on investment securities	$24

TOTAL OPERATING INCOME	24

OPERATING EXPENSES:
Salaries and employee benefits	65
Other	11

TOTAL OPERATING EXPENSES	76

LOSS BEFORE INCOME TAXES AND INCREASE IN EQUITY IN
UNDISTRIBUTED EARNINGS OF SUBSIDIARY	(52)

INCOME TAX BENEFIT	10

LOSS BEFORE INCREASE IN EQUITY IN UNDISTRIBUTED
EARNINGS OF SUBSIDIARY	(42)

INCREASE IN EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	603

NET INCOME	$561

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)

18.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF CASH FLOWS
Period from July 6, 2011 to December 31, 2011

2011

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$561
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premium/discount on investments	4
Non cash compensation	66
Increase in accrued interest	(11)
Increase in equity in net income of subsidiary	(603)
Increase in other assets	(10)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributed to subsidiary	(13,966)
Purchases of available-for-sale securities	(6,106)
Proceeds from payment on available-for-sale securities	109
Stock purchased for ESOP	(2,328)

NET CASH USED IN INVESTING ACTIVITIES	(22,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	29
Proceeds from common stock in excess of par	29,066
Costs of issuance of common stock	(1,163)

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,932

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,648

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	--

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,648

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

(a)           Our management evaluated, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on such evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

(b)           Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c)           No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held in May, 2012 (the “Proxy Statement”).

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Company’s website at www.stateinvestors.com.

Item 11. Executive Compensation.

The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

The Company had no equity compensation plans as of December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation – Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Two) – Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

 (3)           Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of State Investors Bancorp, Inc.	(1)
3.2	Bylaws of State Investors Bancorp, Inc.	(1)
4.0	Form of Stock Certificate of State Investors Bancorp, Inc.	(1)
10.1	State-Investors Bank Supplemental Executive Retirement Agreement for Anthony S. Sciortino*	(1)
10.2	State-Investors Bank 2009 Supplemental Retirement Plan for Non-Employee Directors*	(1)
10.3	Form of Employment Agreement between State-Investors Bank and Anthony S. Sciortino*	(1)
10.4	Form of Employment Agreement between State Investors Bancorp, Inc. and Anthony S. Sciortino*	(1)
10.5	Form of Employment Agreement between State-Investors Bank and Daniel McGowan*	(1)
10.6	Form of Employment Agreement between State Investors Bancorp, Inc. and Daniel McGowan*	(1)
21.0	Subsidiaries of the Registrant	Reported in Item 1
23.0	Consent of Hannis T. Bourgeois, LLP	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document	(2)
101.SCH	XBRL Taxonomy Extension Schema Document	(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(2)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	(2)

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in State Investors Bancorp, Inc.’s registration statement on Form S-1, filed March 7, 2011, as amended (SEC File No. 333-172659).

(2)
These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE INVESTORS BANCORP, INC.

March 27, 2012	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Anthony S. Sciortino	Chairman of the Board, President	March 27, 2012
Anthony S. Sciortino	and Chief Executive Officer
(principal executive officer)

/s/ Daniel McGowan	Director, Chief Financial Officer	March 27, 2012
Daniel McGowan	(principal financial and accounting officer)

/s/ Jules G. Albert, Jr.	Director	March 27, 2012
Jules G. Albert, Jr.

/s/ Joseph J. Lepow	Director	March 27, 2012
Joseph J. Lepow

	Director	March __, 2012
Sanford R. Maslansky

/s/ Mahlon L. Oustalet	Director	March 27, 2012
Mahlon L. Oustalet

	Director	March __, 2012
Dalton L. Woolverton