Form 10-Q
period 2012-03-31
STATE INVESTORS BANCORP, INC.
filed 2012-05-15
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-35221

State Investors Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Louisiana	27-5301129
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1041 Veterans Boulevard Metairie, Louisiana	70005
(Address of Principal Executive Offices)	(Zip Code)

(504) 832-9400
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 ☒ Yes                 ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                ☒ Yes                    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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
☐ Yes                      ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 14, 2012, 2,909,500 shares of the Registrant’s common stock were issued and outstanding.

STATE INVESTORS BANCORP, INC.
Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

STATE INVESTORS BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash – non-interest bearing	$3,123	$6,443
Cash – interest bearing	989	1,157
Federal funds sold	100	100
Cash and cash equivalents	4,212	7,700

Investment securities:
Available-for-sale	51,605	52,876
Held-to-maturity ($483 and $500 at fair value)	465	485
Loans, net	179,436	175,130
Federal Home Loan Bank Stock	2,003	2,487
Accrued interest receivable	1,028	1,022
Premises and equipment, net	8,504	8,579
Deferred income taxes	253	293
Other assets	913	1,044

TOTAL ASSETS	$248,419	$249,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$152,059	$157,561
Advances from Federal Home Loan Bank	45,992	42,308
Advance payments by borrowers for taxes and insurance	903	973
Accrued interest payable	75	86
Other liabilities	994	717

TOTAL LIABILITIES	200,023	201,645

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized;
none issued	--	--
Common Stock, $.01 par value – 9,000,000 shares authorized;
2,909,500 issued and outstanding at March 31, 2012 and
at December 31, 2011	29	29
Additional Paid in Capital	27,942	27,910
Unallocated ESOP shares	(2,240)	(2,269)
Unallocated Recognition and Retention Plan (RRP) shares (6,200 shares)	(49)	--
Retained earnings-substantially restricted	22,365	22,155
Accumulated other comprehensive income	349	146

TOTAL STOCKHOLDERS’ EQUITY	48,396	47,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$248,419	$249,616

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,402	$2,663
Interest on investment securities	244	54
Other interest and dividends	2	2

TOTAL INTEREST INCOME	2,648	2,719

INTEREST EXPENSE:
Interest on deposits	491	680
Interest on Federal Home Loan Bank advances	196	240

TOTAL INTEREST EXPENSE	687	920
NET INTEREST INCOME	1,961	1,799

PROVISION FOR LOAN LOSSES	30	30
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,931	1,769

NON-INTEREST INCOME:
Service charges, fees and other	52	56

TOTAL NON-INTEREST INCOME	52	56

NON-INTEREST EXPENSES:
Salaries and employee benefits	836	780
Occupancy expense	179	151
Data processing	124	134
Security	62	58
Deposit insurance premiums	41	79
Advertising	11	23
Other real estate owned expenses (income) – net	--	(7)
Professional fees	100	33
Other	288	220

TOTAL NON-INTEREST EXPENSES	1,641	1,471

INCOME BEFORE INCOME TAXES	342	354
INCOME TAX EXPENSE	132	135

NET INCOME	$210	$219
Earnings Per Common Share
Basic	$.07	N/A
Diluted	$.07	N/A

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2012	2011
	(Unaudited)

Net income	$210	$219

Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	203	(6)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	203	(6)

COMPREHENSIVE INCOME	$413	$213

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
		Additional	Unallocated	Unallocated		Other	Total
	Common	Paid In	ESOP	RRP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Shares	Earnings	Income	Equity
				(Unaudited)

Balance at December 31, 2010	$--	$--	$--	$--	$21,105	$186	$21,291

Comprehensive Income:
Net Income	--	--	--	--	219	--	219
Other comprehensive income, net of tax:
Net change in unrealized gain on securities available-for-sale, net of deferred income taxes of $(3)	--	--	--	--	--	--	(6)
Other comprehensive income	--	--	--	--	--	(6)	(6)
Total Comprehensive Income	--	--	--	--	--	--	213

Balance at March 31, 2011	$--	$--	$--	$--	$21,324	$180	$21,504

Balance at December 31, 2011	$29	$27,910	$(2,269)	$--	$22,155	$146	$47,971

Comprehensive Income:
Net Income	--	--	--	--	210	--	210
Other Comprehensive Income (net of tax):
Net change in unrealized gain/(loss) on securities available for sale, net of taxes of ($180)	--	--	--	--	--	--	203
Other Comprehensive Income	--	--	--	--	--	203	203
Total Comprehensive Income	--	--	--	--	--	--	413
Shares purchased for Recognition and Retention Plan (RRP)	--	--	--	(72)	--	--	(72)
RRP shares released for allocation	--	1	--	23	--	--	24
ESOP shares released for allocation	--	4	29	--	--	--	33
Share-based Compensation	--	27	--	--	--	--	27

Balance at March 31, 2012	$29	$27,942	$(2,240)	$(49)	$22,365	$349	$48,396

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210	$219
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30	30
Depreciation and amortization	75	74
Amortization (accretion) of securities	109	11
Stock dividend on FHLB stock	(2)	(1)
Deferred income taxes provision (benefit)	(54)	(26)
Non cash compensation	84	--
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(6)	21
(Increase) decrease in other assets	131	(171)
Increase (decrease) in accrued interest payable	(11)	(24)
Increase (decrease) in other liabilities	267	301

NET CASH PROVIDED BY OPERATING ACTIVITIES	833	434

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans	(4,336)	(1,009)
Proceeds from sale of investment securities available for sale	--	(489)
Proceeds from principal repayments of mortgage-backed securities	1,489	263
Purchase of FHLB stock	(146)	--
Redemption of FHLB stock	632	--
Purchase of premises and equipment	--	(1,093)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,361)	(2,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	(5,502)	5,969
Increase (decrease) in advances by borrowers for insurance and taxes	(70)	(14)
Advances from FHLB	23,000	--
Payments on advances from the FHLB	(19,316)	(780)
Stock purchased for Recognition and Retention Plan	(72)	--

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,960)	5,175

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,488)	3,281
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	7,700	7,031

CASH AND CASH EQUIVALENTS – END OF PERIOD	$4,212	$10,312

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$698	$1,006

Income taxes	$--	$--

Change in unrealized gain on securities available for sale	$383	$(9)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

On July 6, 2011, State-Investors Bank completed its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. In connection with the conversion, State-Investors Bank formed State Investors Bancorp, Inc., a Louisiana chartered corporation (the “Company” or “State Investors Bancorp”), which offered and sold 2,909,500 shares of its common stock at a price of $10.00 per share to eligible depositors and borrowers of the Bank. Upon completion of the conversion and the offering, all of State-Investors Bank’s stock is owned by State Investors Bancorp, and all of State Investors Bancorp’s stock is, in turn, owned by the public. The Company raised proceeds of approximately $27.9 million, net of offering expenses, and contributed approximately 50% of the net proceeds to the Bank. All remaining proceeds were retained by State Investors Bancorp for future capital needs.

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited financial statements of State-Investors Bank for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K (File No. 001-35221).

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. For loans that are classified as impaired, an allowance is established based on the discounted cash flows for collateral value or observable market price of the impaired loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income.  ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The revised financial statement presentation for comprehensive income became effective on January 1, 2012 and has been incorporated into this quarterly report on Form 10-Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 1 – Basis of Presentation (Continued)

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform with the 2012 financial statement presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

Note 2 – Investment Securities

A summary of the amortized cost and fair values of the investment securities is presented below:

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
March 31, 2012
Held to maturity:
GNMA Certificates	$355	$13	$--	$368
FNMA Certificates	91	4	--	95
FHLMC Certificates	19	1	--	20

Total held to maturity securities	465	18	--	483

Available-for-sale:
GNMA Certificates	51,076	530	(1)	51,605

Total securities	$51,541	$548	$(1)	$52,088

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
December 31, 2011
Held to maturity:
GNMA Certificates	$370	$12	$--	$382
FNMA Certificates	95	3	--	98
FHLMC Certificates	20	--	--	20

Total held to maturity securities	485	15	--	500

Available-for-sale:
GNMA Certificates	52,655	326	(105)	52,876

Total securities	$53,140	$341	$(105)	$53,376

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 - Investment Securities (Continued)

The amortized cost and fair values of the securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
Mortgage-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
March 31, 2012
Amounts maturing in:
One year or less	$--	$--	$--	$--
After one year through five years	446	463	3,485	3,564
After five years through ten years	19	20	34,419	34,724
After ten years	--	--	13,172	13,317
	$465	$483	$51,076	$51,605

There were no sales or calls of available for sale securities during the three months ended March 31, 2012 or 2011.

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

Gross unrealized losses in investment securities at March 31, 2012 and at December 31, 2011, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more are as follows. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of these securities.

March 31, 2012

	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA certificates (1 security)	$943	$(1)	$-	$-	$943	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 - Investment Securities (Continued)

December 31, 2011

	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA certificates (4 securities)	$24,059	$(105)	$-	$-	$24,059	$(105)

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Real estate loans:
One-to four-family residential	$128,235	$125,154
Commercial real estate	35,280	34,422
Multi-family residential	5,249	4,817
Land	3,323	3,371
Home equity lines of credit	4,690	4,522
Residential construction	2,773	2,874

Total real estate loans	179,550	175,160
Other loans:
Consumer non-real estate loans	1,583	1,636
Commercial business loans	--	--

Total other loans	1,583	1,636

Total loans	181,133	176,796
Less:
Deferred loan fees	(71)	(70)
Allowance for loan losses	(1,626)	(1,596)

Net loans	$179,436	$175,130

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables set forth, for the three months ended March 31, 2012 and year ended December 31, 2011, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Three Months Ended March 31, 2012 and Year Ended December 31, 2011

	Mortgage- Construction	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Commercial	Consumer	Total
	(In thousands)
March 31, 2012
Allowance for credit losses:
Beginning balance	$30	$1,168	$387	$--	$11	$1,596
Charge-offs	--		--	--	--
Recoveries	--	--	--	--	--	--
Provision	(3)	(81)	107	--	7	30
Ending balance	$27	$1,087	$494	$--	$18	$1,626

Ending balance:
Individually evaluated for impairment	$--	$121	$--	$--	$--	$121

Ending balance:
Collectively evaluated for impairment	$27	$966	$494	$--	$18	$1,505

Loans receivable:
Ending balance	$2,773	$128,235	$48,542	$--	$1,583	$181,133

Ending balance:
Individually evaluated for impairment	$--	$1,678	$3,078	$--	$--	$4,756
Ending balance:
Collectively evaluated for impairment	$2,773	$126,557	$45,464	$--	$1,583	$176,377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Mortgage- Construction	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Commercial	Consumer	Total
	(In thousands)
December 31, 2011
Allowance for credit losses:
Beginning balance	$23	$947	$521	$--	$14	$1,505
Charge-offs	--	(45)	(18)	--	--	(63)
Recoveries	--	--	--	--	--	--
Provision	7	266	(116)	--	(3)	154
Ending balance	$30	$1,168	$387	$--	$11	$1,596

Ending balance:
Individually evaluated for impairment	$--	$121	$--	$--	$--	$121

Ending balance:
Collectively evaluated for impairment	$30	$1,047	$387	$--	$11	$1,475

Loans receivable:
Ending balance	$2,874	$129,676	$42,610	$--	$1,636	$176,796

Ending balance:
Individually evaluated for impairment	$--	$1,461	$3,081	$--	$--	$4,542

Ending balance:
Collectively evaluated for impairment	$2,874	$128,215	$39,529	$--	$1,636	$172,254

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of March 31, 2012 and December 31, 2011, loan balances past due more than 90 days and still accruing interest amounted to $1.8 million and $600,000, respectively. As of March 31, 2012 and December 31, 2011, loan balances on non-accrual status amounted to $2.7 million and $2.8 million, respectively. The Company considers all loans more than 90 days past due as non-performing loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

At March 31, 2012 and December 31, 2011, the credit quality indicators (performing and non-performing loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators — Credit Risk Profile Based on Payment Activity as of March 31, 2012 and December 31, 2011

	Performing	Non-performing	Total
	(In thousands)
March 31, 2012
Mortgage Loans:
Construction-Residential	$2,773	$--	$2,773
Permanent:
1 to 4 Family	131,106	1,819	132,925
Multifamily	3,966	1,283	5,249
Commercial RE	33,764	1,516	35,280
Other	3,323	--	3,323
Nonmortgage Loans:
Commercial	--	--	--
Consumer	1,563	20	1,583
Total	$176,495	$4,638	$181,133

	Performing	Non-performing	Total
	(In thousands)
December 31, 2011
Mortgage Loans:
Construction-Residential	$2,874	$--	$2,874
Permanent:
1 to 4 Family	128,896	780	129,676
Multifamily	3,534	1,283	4,817
Commercial RE	33,196	1,226	34,422
Other	3,313	58	3,371
Nonmortgage Loans:
Commercial	--	--	--
Consumer	1,610	26	1,636
Total	$173,423	$3,373	$176,796

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2012 and December 31, 2011:

Aged Analysis of Past Due Loans Receivable as of March 31, 2012 and December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
March 31, 2012
Mortgage Loans:
Construction-
Residential	$--	$--	$--	$--	$2,773	$2,773	$--
Permanent:
1 to 4 Family	2,245	1,297	1,819	5,361	127,564	132,925	1,468
Multifamily	--	--	1,283	1,283	3,966	5,249	--
Commercial RE	--	392	1,516	1,908	33,372	35,280	290
Other	57	--	--	57	3,266	3,323	--
Nonmortgage Loans:
Commercial	--	--	--	--	--	--	--
Consumer	8	--	20	28	1,555	1,583	20

Total	$2,310	$1,689	$4,638	$8,637	$172,496	$181,133	$1,778

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
December 31, 2011
Mortgage Loans:
Construction-
Residential	$--	$--	$--	$--	$2,874	$2,874	$--
Permanent:
1 to 4 Family	1,799	2,200	780	4,779	124,897	129,676	522
Multifamily	--	293	1,283	1,576	3,241	4,817	--
Commercial RE	--	397	1,226	1,623	32,799	34,422	--
Other	--	--	58	58	3,313	3,371	58
Nonmortgage Loans:
Commercial	--	--	--	--	--	--	--
Consumer	--	--	26	26	1,610	1,636	26

Total	$1,799	$2,890	$3,373	$8,062	$168,734	$176,796	$606

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Loan Receivables on Nonaccrual Status

	March 31, 2012	December 31, 2011
	(In thousands)
Mortgage Loans:
Permanent, Secured by 1 to 4 Family	$352	$258
Permanent, Secured by Multifamily	1,283	1,283
Permanent Secured by Commercial RE	1,226	1,226
Total	$2,861	$2,767

A summary of the impaired loans by class of loans as of and for the three months ended March 31, 2012 and year ended December 31, 2011, is as follows:

Impaired Loans as of and for the Three Months Ended March 31, 2012 and Year Ended December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012			(In thousands)
With an allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	228	228	121	229	2
Multifamily
Commercial RE
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$228	$228	$121	$229	$2
With no allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	1,449	1,449	--	1,450	13
Multifamily	1,283	1,283	--	1,283	--
Commercial RE	1,796	1,796	--	1,796	6
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$4,528	$4,528	$--	$4,529	$19
Total Impaired Loans:
Mortgage Loans:
Construction	$--	$--	$--	$--	$--
Permanent	4,756	4,756	121	4,758	21
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$4,756	$4,756	$121	$4,758	$21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011	(In thousands)
With an related allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	358	358	121	358	19
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial
Consumer	--	--	--	--	--
	$358	$358	$121	$358	$19
With no allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	1,103	1,103	--	1,103	38
Multifamily	1,283	1,283	--	1,283	16
Commercial RE	1,798	1,798	--	1,798	41
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$4,184	$4,184	$--	$4,184	$95
Total:
Mortgage Loans:
Construction	$--	$--	$--	$--	$--
Permanent	4,542	4,542	121	4,542	114
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$4,542	$4,542	$121	$4,542	$114

The following table includes information about troubled debt restructurings as of March 31, 2012.

The Company had no troubled debt restructurings that had subsequently defaulted as of March 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Modifications as of March 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
1-4 Family	3	$1,024	$1,106
Commercial RE	1	504	570
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	4	$1,528	$1,676

Modifications as of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
1-4 Family	3	$1,024	$1,122
Commercial RE	1	504	572
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	4	$1,528	$1,694

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

Note 4 – Deposits

Deposit account balances at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
	(In thousands)

NOW accounts	$17,734	$18,623
Money Market funds	7,053	6,951
Passbook savings	25,991	26,650
Certificates of deposit	101,281	105,337

	$152,059	$157,561

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 - Fair Values of Financial Instruments

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2012 and December 31, 2011. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2012
Available-for-sale:
Mortgage Backed Securities	$51,605	$--	$51,605	$--

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 - Fair Values of Financial Instruments (Continued)

Fair Value Disclosures (Continued)

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2011
Available-for-sale:
Mortgage Backed Securities	$52,876	$--	$52,876	$--

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

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2012
Assets
Impaired Loans	$4,635	$--	$4,635	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2011
Assets
Impaired Loans	$4,421	$--	$4,421	$--

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 – Fair Values of Financial Instruments (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 – Fair Values of Financial Instruments (Continued)

Financial Instruments (Continued)

The estimated approximate fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and Short-Term Investments	$4,212	$4,212	$7,700	$7,700
Securities	54,073	54,091	55,848	55,863
Loans – Net	179,436	179,000	175,130	176,000

Financial Liabilities:
Deposits	152,059	152,000	157,561	157,000
FHLB Borrowings	45,992	48,000	42,308	44,000

Note 6 – Stock Compensation Plans

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

ESOP compensation expense for the three months ended March 31, 2012 was $33,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Recognition and Retention Plan

In January 2012, the shareholders of State Investors Bancorp approved the adoption of the 2012 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, during the quarter ended March 31, 2012, the 2012 Recognition and Retention Plan Trust (the “RRP Trust”) acquired 6,200 shares of the Company’s stock in the open market at an average price of $11.50, and is authorized to purchase an additional 110,180 shares to fund the RRP.  Pursuant to the RRP, 81,462 shares were granted to certain officers, employees and directors of the Company in January 2012, with 34,918 shares remaining available for future grant.  The RRP share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP as of March 31, 2012 and changes during the three months ended March 31, 2012 is as follows:

	March 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at the beginning of the year	--	$--
Granted	81,462	11.82
Vested	--	--
Forfeited	--	--
Unvested at the end of the period	81,462	$11.82

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months ended March 31, 2012, $24,105 in compensation expense was recognized.  As of March 31, 2012, approximately $939,000 in additional compensation expense will be recognized over the remaining service period of approximately 7 years.

Stock Options

In January 2012, the shareholders of State Investors Bancorp approved the adoption of the 2012 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 290,950 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Compensation Committee of the Board of Directors determined to grant 216,755 stock options on January 24, 2012 to certain officers, employees and directors of the Company at an exercise price of $11.82 per share, equal to the fair market value of the common stock on the grant date.  The remaining 74,195 stock options are available for future grant.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Stock Options (Continued)

A summary of option activity under the Company’s Option Plan as of March 31, 2012 and changes during the three months ended March 31, 2012 is as follows:

2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding at the beginning of the year	--	$--	--
Granted	216,755	11.82
Exercised	--	--	--
Forfeited	--	--	--
Outstanding at the end of the period	216,755	$11.82	6.5
Exercisable at the end of the period	--	--

During the three months ended March 31, 2012, $25,623 in compensation expense was recognized. As of March 31, 2012, approximately $993,000 in additional compensation expense will be recognized over the remaining service period of approximately 7 years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State Investors Bancorp, Inc. (“State Investors Bancorp” or the “Company”) from December 31, 2011 to March 31, 2012 and on its results of operations during the quarters ended March 31, 2012 and 2011. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or State-Investors Bank (the “Bank”), these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” or similar expressions. The Company’s or Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. The Company does not intend to update these forward-looking statements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

General.  The Company’s total assets decreased by $1.2 million, or 0.5%, to $248.4 million at March 31, 2012, compared to $249.6 million at December 31, 2011. For the three months ended March 31, 2012, the decrease in our assets was primarily due to decreases in cash and cash equivalents, which decreased $3.5 million, or 45.3%, and mortgage-backed securities, which decreased $1.3 million, or 2.4%.  Loans receivable, net increased $4.3 million, or 2.5%, at March 31, 2012 compared to December 31, 2011.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.5 million, or 45.3%, from $7.7 million at December 31, 2011 to $4.2 million at March 31, 2012.  Cash and cash equivalents decreased as this liquidity was used in part to fund an increase in loans receivable, net, of $4.3 million and cover net deposit outflows of $5.5 million.

Loans Receivable, Net.  Loans receivable, net, increased by $4.3 million, or 2.5%, to $179.4 million at March 31, 2012 compared to $175.1 million at December 31, 2011. During the three months ended March 31, 2012, our total loan originations and purchases amounted to $13.0 million and loan principal payments were $8.7 million. All of our loans are originated for portfolio. The increase in loans receivable, net, was primarily due to increases in one-to-four family residential loans of $3.1 million, commercial real estate loans of $858,000, and multi-family residential loans of $432,000 and $168,000 in home equity lines of credit. These increases were partially offset by decreases of $101,000 in residential construction loans and $48,000 in land loans.

Investment Securities.  Mortgage-backed securities amounted to $52.1 million at March 31, 2012 compared to $53.4 million at December 31, 2011, a decrease of $1.3 million, or 2.4%. The decrease in mortgage-backed securities at March 31, 2012, was due to paydowns received during the three-month period, offset by unrealized gains on available-for-sale securities.

Premises and Equipment, Net.  Premises and equipment, net, decreased $75,000, or 0.9%, to $8.5 million at March 31, 2012, compared to $8.6 million at December 31, 2011, primarily due to depreciation of fixed assets.

Total liabilities.  Total liabilities decreased $1.6 million, or 0.8%, at March 31, 2012, to $200.0 million compared to $201.6 million at December 31, 2011. Deposits decreased $5.5 million, or 3.5%, to $152.1 million at March 31, 2012, compared to $157.6 million at December 31, 2011, primarily due to decreases in certificates of deposit of $4.1 million, or 3.9%, checking accounts of $889,000, or 4.8%, and passbook savings accounts of $659,000, or 2.5%, partially offset by a $102,000, or 1.5% increase in money market deposit accounts. We had $46.0 million of advances from the Federal Home Loan Bank at March 31, 2012 compared to $42.3 million at December 31, 2011, an increase of 8.7%.

Total Stockholders’ Equity.  Total stockholders’ equity amounted to $48.4 million at March 31, 2012 compared to $48.0 million at December 31, 2011, an increase of $425,000, or 0.9%. The reason for the increase in our total stockholders’ equity was primarily due to net income of $210,000 for the three months ended March 31, 2012, amortization of stock awards and options under our stock compensation plans of $27,000, the release of $33,000 in ESOP shares, the release of $24,000 in RRP shares, and an increase in unrealized gain on securities available for sale of $203,000, net of the deferred tax effect, partially offset by the purchase of $72,000 of shares to fund the Recognition and Retention Plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. The Company’s net income amounted to $210,000 for the three months ended March 31, 2012, a decrease of $9,000, or 4.1%, compared to net income of $219,000 for the three months ended March 31, 2011. This decrease was primarily due to an increase in non-interest expense of $170,000, or 11.6%, offset by an increase in net interest income of $162,000, or 9.0%, and a decrease in non-interest income of $4,000, or 7.1%, and a decrease in the provision for income taxes of $3,000, or 2.2%.  The decrease in interest income of $71,000, or 2.6%, in the first quarter of 2012 was primarily as a result of decreases in the average yield on interest earning assets.

Net Interest Income. Net interest income amounted to $2.0 million for the three months ended March 31, 2012 compared to $1.8 million for the three months ended March 31, 2011. The $162,000, or 9.0%, increase was primarily due to a decrease in interest paid on deposits of $189,000 and a decrease of interest paid on Federal Home Loan Bank advances of $44,000 which offset the $71,000 decrease in interest income for the three months ended March 31, 2012, compared to the prior year period.

The average interest rate spread decreased 45 basis points from 3.51% for the three months ended March 31, 2011 to 3.06% for the three months ended March 31, 2012, while average interest-earning assets increased from $198.1 million to $233.6 million during the same periods. Average interest-earning assets to average interest-bearing liabilities increased from 106.65% for the three months ended March 31, 2011 to 125.24% for the three months ended March 31, 2012. The decrease in the average interest rate spread primarily reflects the 96 basis point decrease in the average yield on interest earning assets from 5.49% for the first quarter of 2011 to 4.53% for the first quarter of 2012. The average rate paid on interest-bearing liabilities decreased 51 basis points from 1.98% for the first quarter of 2011 to 1.47% for the first quarter of 2012.  Net interest margin decreased 27 basis points from 3.63% to 3.36% at March 31, 2011 and 2012, respectively.

Interest income decreased by $71,000 or 2.6%, to $2.6 million for the three months ended March 31, 2012 compared to $2.7 million for the three months ended March 31, 2011. The decrease was primarily due to a 47 basis point decrease in the average yield on loans receivable from 5.88% for the first quarter of 2011 to 5.41% for the first quarter of 2012.  In addition, contributing to the decline in interest income was a 45 basis point decrease in average yield on mortgage-backed securities from 2.31% for the first quarter in 2011 to 1.86% for the first quarter in 2012.

Interest expense decreased by $233,000, or 25.3%, to $687,000 for the three months ended March 31, 2012 compared to $920,000 for the three months ended March 31, 2011, primarily as a result of a 28 basis point decrease in the average rate paid on certificates of deposit accounts. In addition, the average balance of Federal Home Loan Bank advances increased $18.3 million but had a 193 basis point decline in average cost of such advances. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the period.

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:			(Dollars in thousands)
Loans receivable(1)	$177,452	$2,402	5.41%	$181,172	$2,663	5.88%
Mortgage-backed securities	52,450	244	1.86%	9,349	54	2.31%
Other interest-earning assets	3,685	2	0.22%	7,584	2	0.11%
Total interest-earning assets	233,587	2,648	4.53%	198,105	2,719	5.49%
Non-interest-earning assets	13,567			14,212
Total assets	$247,154			$212,317

Interest-bearing liabilities:
Savings, NOW and money market accounts	$40,373	19	0.19%	$45,143	70	0.62%
Certificates of deposit	101,875	472	1.85%	114,641	610	2.13%
Total deposits	142,248	491	1.38%	159,784	680	1.70%
FHLB advances	44,265	196	1.77%	25,963	240	3.70%
Total interest-bearing liabilities	186,513	687	1.47%	185,747	920	1.98%
Non-interest-bearing liabilities	12,377			5,131
Total liabilities	198,890			190,878

Equity	48,264			21,439
Total liabilities and equity	$247,154			$212,317

Net interest-earning assets	$47,074			$12,358

Net interest income, average interest rate spread		$1,961	3.06%		$1,799	3.51%

Net interest margin(2)			3.36%			3.63%

Average interest earning assets to average interest bearing liabilities			125.24%			106.65%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

During the three months ended March 31, 2012, we made a provision of $30,000, the same provision as the first quarter of 2011. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges was $52,000 for the three months ended March 31, 2012, a decrease of $4,000 compared to non-interest income of $56,000 for the three months ended March 31, 2011.

Non-Interest Expense. Non-interest expense increased by $170,000, or 11.6% to $1.6 million for the three months ended March 31, 2012. The increase was primarily the result of a $67,000 increase in professional fees, a $56,000 increase in salaries and employee benefits, and a $28,000 increase in occupancy expense, partially offset by a $38,000 decrease in deposit insurance premiums, a $12,000 decrease in advertising expense, and a $10,000 decrease in data processing expense.  The increase in salaries and employee benefits was due to normal salary increases and the implementation of our new stock benefit plans that did not exist at March 31, 2011.

Income Tax Expense. The income tax expense amounted to $132,000 and $135,000 for the three months ended March 31, 2012 and 2011, respectively. Our effective federal tax rate was 39% and 38% for the three months ended March 31, 2012 and 2011, respectively.

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

A significant portion of the Company’s liquidity consists of non-interest earning deposits.  The Company’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At March 31, 2012, the Company had $46.0 million of advances from the Federal Home Loan Bank of Dallas and had $84.6 million in additional borrowing capacity. Additionally, at March 31, 2012, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $6.4 million. There were no amounts purchased under this agreement as of March 31, 2012.

At March 31, 2012, the Company had outstanding loan commitments of $4.5 million to originate loans.  At March 31, 2012, certificates of deposit scheduled to mature in less than one year, excluding time deposits in individual retirement accounts, totaled $58.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At March 31, 2012, State-Investors Bank exceeded each of its capital requirements with ratios of 15.03%, 28.32% and 29.57%, respectively.  As a savings and loan holding company, State Investors Bancorp is not currently subject to any regulatory capital requirements.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)           Not applicable.
(b)           Not applicable.
(c)           Purchases of Equity Securities

The following table presents the purchasing activity of the 2012 Recognition and Retention Plan Trust during the three month period ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2012 – January 31, 2012	--	$--	--	116,380
February 1, 2012 – February 29, 2012	--	--	--	--
March 1, 2012 – March 31, 2012	6,200	11.50	6,200	6,200
Total	6,200	$11.50	6,200	110,180

Notes to this table:

(a)
The Company’s 2012 Recognition and Retention Plan was authorized to purchase up to a maximum of 116,380 shares of common stock, or 4.0% of the common stock sold in the offering completed on July 6, 2011, as disclosed in the Company’s prospectus dated May 11, 2011, and announced by press release on January 24, 2012.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES.

There are no matters required to be reported under this item.

ITEM 4 – MINE SAFETY DISCLOSURES.

Not applicable.

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

STATE INVESTORS BANCORP, INC.

Date: May 15, 2012	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Daniel McGowan
Daniel McGowan Chief Financial Officer