Form 10-Q
period 2012-06-30
STATE INVESTORS BANCORP, INC.
filed 2012-08-14
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 14, 2012, 2,909,500 shares of the Registrant’s common stock were issued and outstanding.

STATE INVESTORS BANCORP, INC.
Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

STATE INVESTORS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Cash – non-interest bearing	$3,055	$6,443
Cash – interest bearing	5,330	1,157
Federal funds sold	--	100
Cash and cash equivalents	8,385	7,700

Investment securities:
Available-for-sale	49,906	52,876
Held-to-maturity ($462 and $500 at fair value)	445	485
Loans, net	179,477	175,130
Federal Home Loan Bank Stock	2,202	2,487
Accrued interest receivable	1,027	1,022
Premises and equipment, net	8,428	8,579
Deferred income taxes	214	293
Other assets	826	1,044

TOTAL ASSETS	$250,910	$249,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$152,296	$157,561
Advances from Federal Home Loan Bank	47,780	42,308
Advance payments by borrowers for taxes and insurance	1,180	973
Accrued interest payable	77	86
Other liabilities	908	717

TOTAL LIABILITIES	202,241	201,645

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value – 9,000,000 shares authorized; 2,909,500 issued and outstanding at June 30, 2012 and at December 31, 2011	29	29
Additional Paid in Capital	27,962	27,910
Unallocated ESOP shares	(2,211)	(2,269)
Unallocated Recognition and Retention Plan (RRP) shares	(168)	--
Retained earnings-substantially restricted	22,601	22,155
Accumulated other comprehensive income	456	146

TOTAL STOCKHOLDERS’ EQUITY	48,669	47,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$250,910	$249,616

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,417	$2,701	$4,819	$5,364
Interest on investment securities	212	58	456	112
Other interest and dividends	3	3	5	5

TOTAL INTEREST INCOME	2,632	2,762	5,280	5,481

INTEREST EXPENSE:
Interest on deposits	473	652	964	1,332
Interest on Federal Home Loan Bank advances	196	231	392	471

TOTAL INTEREST EXPENSE	669	883	1,356	1,803

NET INTEREST INCOME	1,963	1,879	3,924	3,678
PROVISION FOR LOAN LOSSES	32	64	62	94

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,931	1,815	3,862	3,584

NON-INTEREST INCOME:
Service charges and fees	76	54	128	111

TOTAL NON-INTEREST INCOME	76	54	128	111

NON-INTEREST EXPENSES:
Salaries and employee benefits	828	732	1,664	1,512
Occupancy expense	161	152	340	303
Data processing	89	134	213	268
Security	60	62	122	120
Deposit insurance premiums	73	92	114	171
Advertising	13	32	24	55
Other real estate owned expenses (income) – net	-	-	-	(7)
Professional fees	136	44	236	77
Office supplies and postage	38	24	77	77
Other	235	174	484	341

TOTAL NON-INTEREST EXPENSES	1,633	1,446	3,274	2,917

INCOME BEFORE INCOME TAXES	374	423	716	778
INCOME TAX EXPENSE	138	153	270	289

NET INCOME	$236	$270	$446	$489
Earnings Per Common Share
Basic	$0.08	N/A	$0.15	N/A
Diluted	$0.08	N/A	$0.15	N/A

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Six Months Ended
	June 30,
	2012	2011
	(Unaudited)

Net income	$446	$489

Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	310	13

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	310	13

COMPREHENSIVE INCOME	$756	$502

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
		Additional	Unallocated	Unearned		Other	Total
	Common	Paid In	ESOP	RRP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Shares	Earnings	Income	Equity
				(Unaudited)

Balance at December 31, 2010	$--	$--	$--	$--	$21,105	$186	$21,291

Comprehensive Income:
Net Income	--	--	--	--	489	--	489
Other Comprehensive Income (net of tax):
Net change in unrealized gain (loss) on securities available-for-sale, net of taxes of $(6)	--	--	--	--	--	--	13
Other Comprehensive Income	--	--	--	--	--	13	13
Total Comprehensive Income	--	--	--	--	--	--	502

Balance at June 30, 2011	$--	$--	$--	$--	$21,594	$199	$21,793

Balance at December 31, 2011	$29	$27,910	$(2,269)	$--	$22,155	$146	$47,971

Comprehensive Income:
Net Income	--	--	--	--	446	--	446
Other Comprehensive Income (net of tax):
Net change in unrealized gain (loss) on securities available for sale, net of taxes of ($160)	--	--	--	--	--	--	310
Other Comprehensive Income	--	--	--	--	--	310	310
Total Comprehensive Income	--	--	--	--	--	--	756
Shares purchased for Recognition and Retention Plan (RRP)	--	--	--	(229)	--	--	(229)
Amortization of awards under RRP	--	(1)	--	61	--	--	60
ESOP shares released for allocation	--	11	58	--	--	--	69
Stock option expense	--	42	--	--	--	--	42

Balance at June 30, 2012	$29	$27,962	$(2,211)	$(168)	$22,601	$456	$48,669

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$446	$489
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	62	94
Depreciation and amortization	151	147
Amortization (accretion) of securities	229	27
Stock dividend on FHLB stock	(4)	(2)
Deferred income taxes provision (benefit)	(80)	(47)
Non cash compensation	171	--
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(5)	(44)
(Increase) decrease in other assets	218	(358)
Increase (decrease) in accrued interest payable	(9)	(34)
Increase (decrease) in other liabilities	191	185

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,370	457

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans	(4,409)	(299)
Purchase of securities available for sale	--	(9,203)
Proceeds from principal repayments of mortgage-backed securities	3,250	520
Redemption of FHLB stock	632	--
Purchase of FHLB stock	(343)	--
Proceeds from sale of real estate owned	--	145
Purchase of premises and equipment	--	(1,107)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(870)	(9,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	(5,265)	77,613
Increase (decrease) in advances by borrowers for insurance and taxes	207	201
Advances from FHLB	51,000	--
Payments on advances from the FHLB	(45,528)	(3,070)
Stock purchased for Recognition and Retention Plan	(229)	--

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	185	74,744

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	685	65,257
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	7,700	7,031

CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,385	$72,288

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$1,365	$1,899

Income taxes	$213	$280

Change in unrealized gain on securities available for sale	$469	$19

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

The accompanying unaudited financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited, consolidated financial statements of State Investors Bancorp for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K (File No. 001-35221).

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

Loans

The Bank grants mortgage, commercial and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for unearned income, the allowance for loan losses, and any unamortized deferred fees or costs on originated loans.

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

Earnings per Share

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The update is effective for interim and annual reporting periods beginning on or after December 15, 2011, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. ASU 2011-04 amends the fair value measurement and disclosure requirements in order to gain consistency between the generally accepted accounting principles in the United States and the International Financial Reporting Standards. The guidance, which became effective on January 1, 2012, did not have a material impact on the Company’s results of operations, financial position or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income.  ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements.  The revised financial statement presentation for comprehensive income became effective on January 1, 2012 and has been incorporated into this quarterly report on Form10-Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 1 – Basis of Presentation (Continued)

In June 2012, the FASB issued Exposure Draft 2012-200, Financial Instruments (Topic 825), Disclosures about Liquidity Risk and Interest Rate Risk.  The proposed ASU would require financial institutions to include liquidity risk tabular disclosure of the carrying amounts of classes of financial assets and liabilities segregated by their expected maturities, including off-balance sheet financial commitments and obligations.  In addition, interest rate risk disclosures would provide information about the exposure of the entity’s financial assets and liabilities to fluctuations in market interest rates.  The proposed ASU does not include a proposed effective date.

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform with the 2012 financial statement presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

Note 2 – Investment Securities

A summary of the amortized cost and fair values of the investment securities is presented below:

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012
Held to maturity:
GNMA Certificates	$343	$12	$--	$355
FNMA Certificates	85	4	--	89
FHLMC Certificates	17	1	--	18

Total held to maturity securities	445	17	--	462

Available-for-sale:
GNMA Certificates	49,215	691	--	49,906

Total securities	$49,660	$708	$--	$50,368

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011
Held to maturity:
GNMA Certificates	$370	$12	$--	$382
FNMA Certificates	95	3	--	98
FHLMC Certificates	20	--	--	20

Total held to maturity securities	485	15	--	500

Available-for-sale:
GNMA Certificates	52,655	326	(105)	52,876

Total securities	$53,140	$341	$(105)	$53,376

The amortized cost and fair values of the securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
Mortgage-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
June 30, 2012
Amounts maturing in:
One year or less	$--	$--	$--	$--
After one year through five years	382	397	9,617	9,759
After five years through ten years	63	65	38,495	39,003
After ten years	--	--	1,103	1,144
	$445	$462	$49,215	$49,906

There were no sales or calls of available for sale securities during the six months ended June 30, 2012 or 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

Gross unrealized losses in investment securities at December 31, 2011, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more are as follows. There were no gross unrealized losses in investment securities at June 30, 2012. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of these securities.

December 31, 2011
	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA certificates (4 securities)	$24,059	$(105)	$-	$-	$24,059	$(105)

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Real estate loans:
One-to four-family residential	$128,031	$125,154
Commercial real estate	35,031	34,422
Multi-family residential	5,530	4,817
Land	3,466	3,371
Home equity lines of credit	4,824	4,522
Residential construction	2,095	2,874

Total real estate loans	178,977	175,160
Other loans:
Consumer non-real estate loans	1,541	1,636
Commercial business loans	700	--

Total other loans	2,241	1,636

Total loans	181,218	176,796
Less:
Deferred loan fees	(95)	(70)
Allowance for loan losses	(1,646)	(1,596)

Net loans	$179,477	$175,130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Management segregates the loan portfolio into portfolio segments which are defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

The following tables set forth, for the six months ended June 30, 2012 and year ended December 31, 2011, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Six Months Ended June 30, 2012 and Year Ended December 31, 2011

	Mortgage- Construction	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Commercial	Consumer	Total
	(In thousands)
June 30, 2012
Allowance for credit losses:
Beginning balance	$30	$1,168	$387	$--	$11	$1,596
Charge-offs	--	12	--	--	--	12
Recoveries	--	--	--	--	--	--
Provision	(5)	(84)	118	3	6	38
Ending balance	$25	$1,096	$505	$3	$17	$1,646

Ending balance:
Individually evaluated for impairment	$--	$121	$--	$--	$--	$121

Ending balance:
Collectively evaluated for impairment	$25	$975	$505	$3	$17	$1,525

Loans receivable:
Ending balance	$2,095	$128,031	$49,550	$1	$1,541	$181,218

Ending balance:
Individually evaluated for impairment	$--	$1,364	$3,217	$--	$--	$4,581

Ending balance:
Collectively evaluated for impairment	$2,095	$126,667	$46,333	$1	$1,541	$176,637

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Mortgage- Construction	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Commercial	Consumer	Total
	(In thousands)
December 31, 2011

Allowance for credit losses:
Beginning balance	$23	$947	$521	$--	$14	$1,505
Charge-offs	--	(45)	(18)	--	--	(63)
Recoveries	--	--	--	--	--	--
Provision	7	266	(116)	--	(3)	154
Ending balance	$30	$1,168	$387	$--	$11	$1,596

Ending balance:
Individually evaluated for impairment	$--	$121	$--	$--	$--	$121

Ending balance:
Collectively evaluated for impairment	$30	$1,047	$387	$--	$11	$1,475

Loans receivable:
Ending balance	$2,874	$129,676	$42,610	$--	$1,636	$176,796

Ending balance:
Individually evaluated for impairment	$--	$1,461	$3,081	$--	$--	$4,542

Ending balance:
Collectively evaluated for impairment	$2,874	$128,215	$39,529	$--	$1,636	$172,254

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of June 30, 2012 and December 31, 2011, loan balances past due more than 90 days and still accruing interest amounted to $226,000 and $606,000, respectively. As of June 30, 2012 and December 31, 2011, loan balances on non-accrual status amounted to $3.5 million and $2.8 million, respectively. The Company considers all loans more than 90 days past due as non-performing loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

At June 30, 2012 and December 31, 2011, the credit quality indicators (performing and non-performing loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators — Credit Risk Profile Based on Payment Activity as of June 30, 2012 and December 31, 2011

	Performing	Non-performing	Total
	(In thousands)
June 30, 2012
Mortgage Loans:
Construction-Residential	$2,095	$--	$2,095
Permanent:
1 to 4 Family	131,930	925	132,855
Multifamily	3,956	1,574	5,530
Commercial RE	33,805	1,226	35,031
Other	3,466	--	3,466
Nonmortgage Loans:
Commercial	700	--	700
Consumer	1,531	10	1,541
Total	$177,483	$3,735	$181,218

	Performing	Non-performing	Total
	(In thousands)
December 31, 2011
Mortgage Loans:
Construction-Residential	$2,874	$--	$2,874
Permanent:
1 to 4 Family	128,896	780	129,676
Multifamily	3,534	1,283	4,817
Commercial RE	33,196	1,226	34,422
Other	3,313	58	3,371
Nonmortgage Loans:
Commercial	--	--	--
Consumer	1,610	26	1,636
Total	$173,423	$3,373	$176,796

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of June 30, 2012 and December 31, 2011:

Aged Analysis of Past Due Loans Receivable as of June 30, 2012 and December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
June 30, 2012
Mortgage Loans:
Construction-Residential	$--	$--	$--	$--	$2,095	$2,095	$--
Permanent:
1 to 4 Family	2,041	758	925	3,724	129,131	132,855	216
Multifamily	--	--	1,574	1,574	3,956	5,530	--
Commercial RE	120	635	1,226	1,981	33,050	35,031	--
Other	56	--	--	56	3,410	3,466	--
Nonmortgage Loans:
Commercial	--	--	--	--	700	700	--
Consumer	40	10	10	60	1,481	1,541	10

Total	$2,257	$1,403	$3,735	$7,395	$173,823	$181,218	$226

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
December 31, 2011
Mortgage Loans:
Construction-Residential	$--	$--	$--	$--	$2,874	$2,874	$--
Permanent:
1 to 4 Family	1,799	2,200	780	4,779	124,897	129,676	522
Multifamily	--	293	1,283	1,576	3,241	4,817	--
Commercial RE	--	397	1,226	1,623	32,799	34,422	--
Other	--	--	58	58	3,313	3,371	58
Nonmortgage Loans:
Commercial	--	--	--	--	--	--	--
Consumer	--	--	26	26	1,610	1,636	26

Total	$1,799	$2,890	$3,373	$8,062	$168,734	$176,796	$606

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Loan Receivables on Nonaccrual Status

	June 30, 2012	December 31, 2011
	(In thousands)
Mortgage Loans:
Permanent, Secured by 1 to 4 Family	$708	$258
Permanent, Secured by Multifamily	1,574	1,283
Permanent Secured by Commercial RE	1,226	1,226
Total	$3,508	$2,767

A summary of the impaired loans by class of loans as of and for the six months ended June 30, 2012 and year ended December 31, 2011, is as follows:

Impaired Loans as of and for the Six Months Ended June 30, 2012 and Year Ended December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2012	(In thousands)
With an allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	228	228	121	228	4
Multifamily
Commercial RE
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$228	$228	$121	$228	$4
With no allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	1,136	1,136	--	1,136	25
Multifamily	1,574	1,574	--	1,574	6
Commercial RE	1,643	1,643	--	1,643	12
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$4,353	$4,353	$--	$4,353	$43
Total Impaired Loans:
Mortgage Loans:
Construction	$--	$--	$--	$--	$--
Permanent	4,581	4,581	121	4,581	47
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$4,581	$4,581	$121	$4,481	$47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011	(In thousands)
With an allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	358	358	121	358	19
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial
Consumer	--	--	--	--	--
	$358	$358	$121	$358	$19
With no allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	1,103	1,103	--	1,103	38
Multifamily	1,283	1,283	--	1,283	16
Commercial RE	1,798	1,798	--	1,798	41
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$4,184	$4,184	$--	$4,184	$95
Total:
Mortgage Loans:
Construction	$--	$--	$--	$--	$--
Permanent	4,542	4,542	121	4,542	114
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$4,542	$4,542	$121	$4,542	$114

The following table includes information about troubled debt restructurings as of June 30, 2012.
The Company had no troubled debt restructurings that had subsequently defaulted as of June 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

               Modifications as of June 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
1-4 Family	3	$1,024	$1,104
Commercial RE	1	504	417
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	4	$1,528	$1,521

Modifications as of December 31, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
1-4 Family	3	$1,024	$1,122
Commercial RE	1	504	572
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	4	$1,528	$1,694

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

Note 4 – Deposits

Deposit account balances at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
	(In thousands)

NOW accounts	$17,911	$18,623
Money Market funds	7,335	6,951
Passbook savings	25,678	26,650
Certificates of deposit	101,372	105,337

	$152,296	$157,561

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2012 and December 31, 2011. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2012
Available-for-sale:
Mortgage Backed Securities	$49,906	$--	$49,906	$--

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

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2012
Assets
Impaired Loans	$4,460	$--	$4,460	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2011
Assets
Impaired Loans	$4,421	$--	$4,421	$--

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

Borrowings — The fair value of FHLB advances is estimated using the rates currently offered in the market for advances of similar maturities.

Commitments to Extend Credit and Standby Letters of Credit — The fair values of commitments to extend credit and standby letters of credit do not differ significantly from the commitment amount and are therefore omitted from this disclosure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 – Fair Values of Financial Instruments (Continued)

Financial Instruments (Continued)

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of the Company’s entire holdings.  Fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

	Fair Value Measurements at June 30, 2012
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:

Cash and Short-Term Investments	$8,385	$8,385	$8,385	$--	$--
Investment Securities
Available for sale	49,906	49,906	--	49,906	--
Investment Securities
Held to maturity	445	462	--	462	--
Loans – Net	179,477	179,000	--	--	179,000

Financial Liabilities:

Deposits	$152,296	$147,600	$--	$--	$147,600
FHLB Borrowings	47,780	49,700	--	49,700	--

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 – Fair Values of Financial Instruments (Continued)

	Fair Value Measurements at December 31, 2011
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and Short-Term Investments	$7,700	$7,700	$7,700	$--	$--
Investment Securities	52,876	52,876	--	52,876	--
Availble for sale
Investment Securities
Held to maturity	485	500	--	500	--
Loans – Net	175,130	176,000	--	--	176,000

Financial Liabilities:

Deposits	$157,561	$157,000	$--	$--	$157,000
FHLB Borrowings	42,308	$44,000	--	$44,000	--

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

ESOP compensation expense for the six months ended June 30, 2012 was $68,897.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Recognition and Retention Plan

In January 2012, the shareholders of State Investors Bancorp approved the adoption of the 2012 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, during the six months ended June 30, 2012, the 2012 Recognition and Retention Plan Trust (the “RRP Trust”) acquired 18,850 shares of the Company’s stock in the open market at an average price of $12.12, and is authorized to purchase an additional 97,530 shares to fund the RRP.  Pursuant to the RRP, 81,462 shares were granted to certain officers, employees and directors of the Company in January 2012, with 34,918 shares remaining available for future grant.  The RRP share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP as of June 30, 2012 and changes during the six months ended June 30, 2012 is as follows:

	June 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at the beginning of the year	--	$--
Granted	81,462	11.82
Vested	--	--
Forfeited	--	--
Unvested at the end of the period	81,462	$11.82

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the six months ended June 30, 2012, $60,261 in compensation expense was recognized.  As of June 30, 2012, approximately $903,000 in additional compensation expense will be recognized over the remaining service period of approximately 7 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Stock Options (Continued)

A summary of option activity under the Company’s Option Plan as of June 30, 2012 and changes during the six months ended June 30, 2012 is as follows:

June 30, 2012

	Number of Shares	Weighted Average Exercise Price

Outstanding at the beginning of the year	--	$--
Granted	216,755	11.82
Exercised	--	--
Forfeited	--	--
Outstanding at the end of the period	216,755	$11.82
Exercisable at the end of the period	--	--

During the six months ended June 30, 2012, $42,380 in compensation expense was recognized.  As of June 30, 2012, approximately $632,000 in additional compensation expense will be recognized over the remaining service period of approximately 7 years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State Investors Bancorp, Inc. (“State Investors Bancorp” or the “Company”) from December 31, 2011 to June 30, 2012 and on its results of operations during the quarters and six months ended June 30, 2012 and 2011. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

General.  The Company’s total assets increased by $1.3 million, or 0.5%, to $250.9 million at June 30, 2012, compared to $249.6 million at December 31, 2011. For the six months ended June 30, 2012, the increase in our assets was primarily due to increases in loans receivable, net of $4.3 million, or 2.5%, at June 30, 2012 compared to December 31, 2011, and in cash and cash equivalents of $685,000, or 8.9%, partially offset by a decrease in mortgage-backed securities, of $3.0 million, or 5.6%.

Cash and Cash Equivalents. Cash and cash equivalents increased $685,000, or 8.9%, from $7.7 million at December 31, 2011 to $8.4 million at June 30, 2012 as excess liquidity not used to fund loans was invested in Federal Funds.

Loans Receivable, Net.  Loans receivable, net, increased by $4.3 million, or 2.5%, to $179.5 million at June 30, 2012 compared to $175.1 million at December 31, 2011. During the six months ended June 30, 2012, our total loan originations and purchases amounted to $6.5 million and loan principal payments were $2.1 million. All of our loans are originated for portfolio. The increase in loans receivable, net, was primarily due to increases in one-to-four family residential loans of $2.9 million, multi-family residential loans of $713,000, commercial business loans of $700,000, commercial real estate loans of $609,000, and home equity lines of credit of $302,000. These increases were partially offset by decreases of $779,000 in residential construction loans and $95,000 of consumer loans. An increase in Federal Home Loan Bank advances of $5.5 million was used to fund the increase in loans receivable, net, of $4.3 million and cover net deposit outflows of $5.3 million.

Investment Securities.  Mortgage-backed securities amounted to $50.4 million at June 30, 2012 compared to $53.4 million at December 31, 2011, a decrease of $3.0 million, or 5.6%. The decrease in mortgage-backed securities at June 30, 2012, was due to paydowns received during the six-month period, offset by unrealized gains on available-for-sale securities.

Premises and Equipment, Net.  Premises and equipment, net, decreased $151,000, or 1.8%, to $8.4 million at June 30, 2012, compared to $8.6 million at December 31, 2011, primarily due to depreciation of fixed assets.

Total liabilities.  Total liabilities increased $596,000, or 0.3%, at June 30, 2012, to $202.2 million compared to $201.6 million at December 31, 2011. Deposits decreased $5.3 million, or 3.3%, to $152.3 million at June 30, 2012, compared to $157.6 million at December 31, 2011, primarily due to decreases in certificates of deposit of $4.0 million, or 3.8%, passbook savings accounts of $972,000, or 3.6%, and checking accounts of $712,000, or 3.8%, partially offset by a $384,000, or 5.5% increase in money market deposit accounts. We had $47.8 million of advances from the Federal Home Loan Bank at June 30, 2012 compared to $42.3 million at December 31, 2011, an increase of 12.9%.

Total Stockholders’ Equity.  Total stockholders’ equity amounted to $48.7 million at June 30, 2012 compared to $48.0 million at December 31, 2011, an increase of $698,000, or 1.5%. The reason for the increase in our total stockholders’ equity was primarily due to net income of $446,000 for the six months ended June 30, 2012, amortization of stock awards and options under our stock compensation plans of $102,000, the release of $69,000 in ESOP shares, and an increase in unrealized gain on securities available for sale of $310,000, net of the deferred tax effect, partially offset by the purchase of $229,000 of shares to fund the Recognition and Retention Plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three and Six Months Ended June 30, 2012 and 2011

General. The Company’s net income amounted to $236,000 for the three months ended June 30, 2012, a decrease of $34,000, or 12.6%, compared to net income of $270,000 for the three months ended June 30, 2011. This decrease was primarily due to a decrease in total interest income of $130,000, or 4.7%, and an increase in non-interest expense of $187,000, or 12.9%, offset by an increase in non-interest income of $22,000, or 40.7%, and a $32,000 provision for loan losses. The increase in net interest income was due to a decrease of $214,000, or 24.2%, in total interest expense in the second quarter of 2012 primarily as a result of decreases in the average rate paid on certificates of deposit and in the average balance of Federal Home Loan Bank advances.

The Company’s net income amounted to $446,000 for the six months ended June 30, 2012, a decrease of $43,000, or 8.8%, compared to net income of $489,000 for the six months ended June 30, 2011. This decrease was primarily due to a decrease in total interest income of $201,000, or 3.7%, and an increase in non-interest expense of $357,000, or 12.2%. This was partially offset by a decrease in interest expense of $447,000, or 24.8%, an increase of $17,000, or 15.3%, in non-interest income and a decrease in the provision for income taxes of $19,000, or 6.6%.  The increase in net interest income was due to a decrease of $447,000, or 24.8%, in total interest expense for the six months ended June 30, 2012 primarily as a result of decreases in the average rate on interest bearing liabilities.

Net Interest Income. Net interest income amounted to $2.0 million for the three months ended June 30, 2012 compared to $1.9 million for the three months ended June 30, 2011. The $84,000, or 4.5%, increase was primarily due to a $214,000 decrease in interest expense. Interest paid on deposits decreased $179,000 and interest on Federal Home Loan Bank advances decreased $35,000 for the three months ended June 30, 2012, compared to the prior year period.

The average interest rate spread decreased 35 basis points from 3.40% for the three months ended June 30, 2011 to 3.05% for the three months ended June 30, 2012, while average interest-earning assets increased from $217.5 million to $235.4 million, respectively, during the same periods. Average interest-earning assets to average interest-bearing liabilities increased from 103.62% for the three months ended June 30, 2011 to 125.24% for the three months ended June 30, 2012. The decrease in the average interest rate spread primarily reflects the decrease in average rate paid on interest-bearing liabilities from 1.68% for the second quarter of 2011 to 1.42% for the second quarter of 2012 compared to a decrease in the average yield on interest earning assets from 5.08% for the second quarter of 2011 to 4.47% for the second quarter of 2012. Net interest margin decreased 12 basis points from 3.46% to 3.34% at June 30, 2011 and 2012, respectively, primarily due to a decrease of 26 basis points in the average rate paid on interest-bearing liabilities compared to a decrease of 61 basis points in the average yield on interest-earning assets for the periods.

Interest income decreased by $130,000 or 4.7%, to $2.6 million for the three months ended June 30, 2012 compared to $2.8 million for the three months ended June 30, 2011. The decrease was primarily due to a 54 basis point decrease in the average yield on loans receivable from 5.95% for the second quarter of 2011 to 5.41% for the second quarter of 2012. To a lesser extent, the decline in interest income was due to a nine basis point decrease in average yield on mortgage-backed securities from 1.75% for the second quarter in 2011 to 1.66% for the second quarter in 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense decreased by $214,000, or 24.2%, to $669,000 for the three months ended June 30, 2012 compared to $883,000 for the three months ended June 30, 2011, primarily as a result of a 29 basis point decrease in the average rate paid on certificate of deposit accounts and a $21.8 million increase in the average balance of Federal Home Loan Bank advances, combined with a 205 basis point decline in average cost of such advances. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the period. The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit outflows.

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

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$178,718	2,417	5.41%	$181,473	$2,701	5.95%
Mortgage-backed securities	50,951	212	1.66%	13,292	58	1.75%
Other interest-earning assets	5,764	3	0.21%	22,772	3	0.05%
Total interest-earning assets	235,433	2,632	4.47%	217,537	2,762	5.08%
Non-interest-earning assets	14,094			20,088
Total assets	$249,527			$237,625

Interest-bearing liabilities:
Savings, NOW and money market accounts	$40,284	19	0.19%	$70,860	56	0.32%
Certificates of deposit	101,220	454	1.79%	114,391	596	2.08%
Total deposits	141,504	473	1.34%	185,251	652	1.41%
FHLB advances	46,480	196	1.69%	24,677	231	3.74%
Total interest-bearing liabilities	187,984	669	1.42%	209,928	883	1.68%
Non-interest-bearing liabilities	12,903			6,013
Total liabilities	200,887			215,941

Equity	48,640			21,684
Total liabilities and equity	$249,527			$237,625

Net interest-earning assets	$47,449			$7,609

Net interest income, average interest rate spread		$1,963	3.05%		$1,879	3.40%

Net interest margin(2)			3.34%			3.46%

Average interest earning assets to average interest bearing liabilities			125.24%			103.62%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net interest income amounted to $3.9 million for the six months ended June 30, 2012 compared to $3.7 million for the six months ended June 30, 2011. The $246,000, or 6.7%, increase was primarily due to a decrease in interest paid on deposits of $368,000 and a decrease of interest paid on Federal Home Loan Bank advances of $79,000 which offset the $201,000 decrease in interest income for the six months ended June 30, 2012, compared to the prior year period.

The average interest rate spread decreased 45 basis points from 3.50% for the six months ended June 30, 2011 to 3.05% for the six months ended June 30, 2012, while average interest-earning assets increased from $205.9 million to $234.5 million during the same periods. Average interest-earning assets to average interest-bearing liabilities increased from 104.09% for the six months ended June 30, 2011 to 125.40% for the six months ended June 30, 2012. The decrease in the average interest rate spread primarily reflects the 82 basis point decrease in the average yield on interest earning assets from 5.32% for the second quarter of 2011 to 4.50% for the second quarter of 2012. The average rate paid on interest-bearing liabilities decreased 37 basis points from 1.82% for the second quarter of 2011 to 1.45% for the second quarter of 2012.  Net interest margin decreased 22 basis points from 3.57% to 3.35% at June 30, 2011 and 2012, respectively.

Interest income decreased by $201,000 or 3.7%, to $5.3 million for the six months ended June 30, 2012 compared to $5.5 million for the six months ended June 30, 2011. The decrease was primarily due to a 51 basis point decrease in the average yield on loans receivable from 5.92% for the six months ended June 30, 2011 to 5.41% for the six months ended June 20, 2012.  In addition, contributing to the decline in interest income was a 22 basis point decrease in average yield on mortgage-backed securities from 1.98% for the six months ended June 30, 2011 to 1.76% for the six months ended June 30, 2012.

Interest expense decreased by $447,000, or 24.8%, to $1.4 million for the six months ended June 30, 2012 compared to $1.8 million for the six months ended June 30, 2011, primarily as a result of a 28 basis point decrease in the average rate paid on certificates of deposit accounts. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the period.  In addition, the average balance of Federal Home Loan Bank advances increased $20.1 million but had a 199 basis point decline in average cost of such advances.

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

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$178,085	4,819	5.41%	$181,323	$5,364	5.92%
Mortgage-backed securities	51,701	456	1.76%	11,321	112	1.98%
Other interest-earning assets	4,725	5	0.21%	13,278	5	0.08%
Total interest-earning assets	234,511	5,280	4.50%	205,922	5,481	5.32%
Non-interest-earning assets	13,840			19,049
Total assets	$248,351			$224,971

Interest-bearing liabilities:
Savings, NOW and money market accounts	$40,091	38	0.19%	$58,001	127	0.44%
Certificates of deposit	101,548	926	1.82%	114,516	1,205	2.10%
Total deposits	141,639	964	1.36%	172,517	1,332	1.54%
FHLB advances	45,373	392	1.73%	25,320	471	3.72%
Total interest-bearing liabilities	187,012	1,356	1.45%	197,837	1,803	1.82%
Non-interest-bearing liabilities	12,877			5,570
Total liabilities	199,889			203,407

Equity	48,462			21,564
Total liabilities and equity	$248,351			$224,971

Net interest-earning assets	$47,499			$8,085

Net interest income, average interest rate spread		$3,924	3.05%		$3,678	3.50%

Net interest margin(2)			3.35%			3.57%

Average interest earning assets to average interest bearing liabilities			125.40%			104.09%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

During the six months ended June 30, 2012, we made a provision of $62,000. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges was $76,000 for the three months ended June 30, 2012, an increase of $22,000 compared to non-interest income of $54,000 for the three months ended June 30, 2011. The increase was primarily due to loan application fee income and fees associated with late charges on loans.

Non-interest income, which includes fees and service charges was $128,000 for the six months ended June 30, 2012, an increase of $17,000 compared to non-interest income of $111,000 for the six months ended June 30, 2011.

Non-Interest Expense. Non-interest expense increased by $187,000, or 12.9% to $1.6 million for the three months ended June 30, 2012 from $1.4 million during the prior year period. The increase was primarily due to an increase in salaries and employee benefits expense of $96,000, as well as increases of $92,000 in professional expenses, $61,000 in other expense, $14,000 in office supplies and postage, and $9,000 in occupancy expense, partially offset by decreases of $45,000 in data processing expense, $19,000 in deposit insurance premiums and $19,000 in advertising.

Non-interest expense increased by $357,000, or 12.2% to $3.3 million for the six months ended June 30, 2012. The increase was primarily due to increases of $159,000 in professional fees, $152,000 in salaries and employee benefits expense, $143,000 in other expense, and $37,000 in occupancy expense, partially offset by decreases of $57,000 in deposit insurance premiums, $55,000 in data processing expense and $31,000 in advertising expense.  The increase in other non-interest expense was primarily due to increased public company expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Tax Expense. The income tax expense amounted to $138,000 and $153,000 for the three months ended June 30, 2012 and 2011, respectively. Our effective federal tax rate was 36.9% and 36.2% for the three months ended June 30, 2012 and 2011, respectively.

The income tax expense amounted to $270,000 and $289,000 for the six months ended June 30, 2012 and 2011, respectively. Our effective federal tax rate was 37.7% and 37.1% for the six months ended June 30, 2012 and 2011, respectively.

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

A significant portion of the Company’s liquidity consists of interest bearing and non-interest earning deposits.  The Company’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At June 30, 2012, the Company had $47.8 million of advances from the Federal Home Loan Bank of Dallas and had $81.0 million in additional borrowing capacity. Additionally, at June 30, 2012, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.4 million. There were no amounts purchased under this agreement as of June 30, 2012.

At June 30, 2012, the Company had outstanding loan commitments of $6.3 million to originate loans.  At June 30, 2012, certificates of deposit scheduled to mature in less than one year, excluding time deposits in individual retirement accounts, totaled $57.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At June 30, 2012, State-Investors Bank exceeded each of its capital requirements with ratios of 15.00%, 28.40% and 29.65%, respectively.  As a savings and loan holding company, State Investors Bancorp is not currently subject to any regulatory capital requirements.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 (a) Not applicable.
 (b) Not applicable.
 (c) Purchases of Equity Securities

 The following table presents the purchasing activity of the 2012 Recognition and Retention Plan Trust during the three month period ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)

April 1, 2012 – April 30, 2012	250	11.50	250	109,930
May 1, 2012 – May 31, 2012	1,000	11.98	1,000	108,930
June 1, 2012 – June 30, 2012	11,400	12.48	11,400	97,530
Total	12,650	$12.12	12,650	97,530

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

STATE INVESTORS BANCORP, INC.

Date: August 14, 2012	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ Daniel McGowan
Daniel McGowan
Chief Financial Officer