Form 10-Q
period 2012-09-30
STATE INVESTORS BANCORP, INC.
filed 2012-11-13
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 9, 2012, 2,764,025 shares of the Registrant’s common stock were issued and outstanding.

STATE INVESTORS BANCORP, INC.
Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

STATE INVESTORS BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Cash – non-interest bearing	$7,697	$6,443
Cash – interest bearing	1,392	1,157
Federal funds sold	--	100
Cash and cash equivalents	9,089	7,700

Investment securities:
Available-for-sale	48,394	52,876
Held-to-maturity ($439 and $500 at fair value)	421	485
Loans, net	179,226	175,130
Federal Home Loan Bank Stock	2,142	2,487
Accrued interest receivable	1,109	1,022
Premises and equipment, net	8,363	8,579
Deferred income taxes	126	293
Other assets	765	1,044

TOTAL ASSETS	$249,635	$249,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$157,060	$157,561
Advances from Federal Home Loan Bank	42,043	42,308
Advance payments by borrowers for taxes and insurance	1,430	973
Accrued interest payable	76	86
Other liabilities	1,108	717

TOTAL LIABILITIES	201,717	201,645

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value – 9,000,000 shares authorized; 2,909,500 issued; 2,873,832 outstanding at September 30, 2012 and 2,909,500 outstanding at December 31, 2011	29	29
Additional Paid in Capital	27,988	27,910
Treasury stock at cost – 35,668 shares	(466)	--
Unallocated ESOP shares	(2,182)	(2,269)
Unallocated Recognition and Retention Plan (RRP) shares	(972)	--
Retained earnings-substantially restricted	22,810	22,155
Accumulated other comprehensive income	711	146

TOTAL STOCKHOLDERS’ EQUITY	47,918	47,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,635	$249,616

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,428	$2,486	$7,247	$7,850
Interest on investment securities	196	101	652	213
Other interest and dividends	2	2	7	7

TOTAL INTEREST INCOME	2,626	2,589	7,906	8,070

INTEREST EXPENSE:
Interest on deposits	462	622	1,426	1,954
Interest on Federal Home Loan Bank advances	215	217	607	688

TOTAL INTEREST EXPENSE	677	839	2,033	2,642

NET INTEREST INCOME	1,949	1,750	5,873	5,428
PROVISION FOR LOAN LOSSES	30	30	92	124

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,919	1,720	5,781	5,304

NON-INTEREST INCOME:
Service charges and fees	60	69	188	180

TOTAL NON-INTEREST INCOME	60	69	188	180

NON-INTEREST EXPENSES:
Salaries and employee benefits	853	832	2,516	2,344
Occupancy expense	208	142	548	445
Data processing	141	114	354	382
Security	60	63	182	183
Deposit insurance premiums	64	41	178	212
Advertising	10	22	34	77
Other real estate owned income – net	--	--	--	(7)
Professional fees	97	48	333	125
Office supplies and postage	30	37	107	114
Other	203	174	687	515

TOTAL NON-INTEREST EXPENSES	1,666	1,473	4,939	4,390

INCOME BEFORE INCOME TAXES	313	316	1,030	1,094
INCOME TAX EXPENSE	105	123	375	412

NET INCOME	$208	$193	$655	$682
Earnings Per Common Share
Basic	$0.07	$0.07	$0.23	$0.23
Diluted	$0.07	$0.07	$0.23	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net income	$208	$193	$655	$682

Other Comprehensive Income
Unrealized gains (losses) on investment securities:
(net of taxes of ($131), $2, ($291) and ($4), respectively)	256	(5)	565	8

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	256	(5)	565	8

COMPREHENSIVE INCOME	$464	$188	$1,220	$690

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
		Additional	Treasury	Unallocated	Unallocated		Other	Total
	Common	Paid In	Stock	ESOP	RRP	Retained	Comprehensive	Stockholders’
	Stock	Capital	At Cost	Shares	Shares	Earnings	Income	Equity
				(Unaudited)

Balance at December 31, 2010	$--	$--	$--	$--	$--	$21,105	$186	$21,291

Comprehensive Income:
Net Income	--	--	--	--	--	682	--	682
Other Comprehensive Income	--	--	--	--	--	--	8	8

Issuance of Common Stock for Initial Public Offering, net of $1,163 conversion cost	29	27,908	--	--	--	--	--	27,937
Shares purchased for ESOP	--	--	--	(2,333)	--	--	--	(2,333)
ESOP shares released for allocation	--	--	--	34	--	--	--	34

Balance at September 30, 2011	$29	$27,908	$--	$(2,299)	$--	$21,787	$194	$47,619

Balance at December 31, 2011	$29	$27,910	$--	$(2,269)	$--	$22,155	$146	$47,971

Comprehensive Income:
Net Income	--	--	--	--	--	655	--	655
Other Comprehensive Income	--	--	--	--	--	--	565	565

Shares purchased for Recognition and Retention Plan (RRP)	--	--	--	--	(1,078)	--	--	(1,078)
Amortization of awards under RRP	--	(9)	--	--	106	--	--	97
ESOP shares released for allocation	--	19	--	87	--	--	--	106
Stock option expense	--	68	--	--	--	--	--	68
Treasury Stock acquired at cost, 35,668 shares	--	--	(466)	--	--	--	--	(466)

Balance at September 30, 2012	$29	$27,988	$(466)	$(2,182)	$(972)	$22,810	$711	$47,918

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$655	$682
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	92	124
Depreciation and amortization	226	220
Amortization of securities	351	73
Stock dividend on FHLB stock	(6)	(4)
Gain on sale of other real estate	--	(11)
Deferred income taxes benefit	(124)	(87)
Non cash compensation	271	34
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(87)	13
Decrease in other assets	279	53
Decrease in accrued interest payable	(10)	(43)
Increase (decrease) in other liabilities	391	357

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,038	1,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(4,188)	(444)
Purchase of securities available for sale	--	(34,437)
Proceeds from principal repayments of mortgage-backed securities	5,051	1,176
Redemption of FHLB stock	785	257
Purchase of FHLB stock	(434)	(417)
Purchases of premises and equipment	(10)	(1,152)
Proceeds from sale of real estate owned	--	178

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,204	(34,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	(501)	2,538
Increase in advances by borrowers for insurance and taxes	457	536
Advances from FHLB	60,000	12,000
Payments on advances from the FHLB	(60,265)	(3,868)
Stock purchased for Recognition and Retention Plan	(1,078)	--
Purchase of Treasury Stock	(466)	--
Proceeds from Issuance of Common Stock	--	29,095
Cost of Issuance of Common Stock	--	(1,163)
Loan to ESOP for purchase of stock	--	(2,328)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,853)	36,810

INCREASE IN CASH AND CASH EQUIVALENTS	1,389	3,382
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	7,700	7,031

CASH AND CASH EQUIVALENTS – END OF PERIOD	$9,089	$10,413

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$2,042	$2,747

Income taxes	$368	$425

Change in unrealized gain on securities available for sale	$856	$12

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited, consolidated financial statements of State Investors Bancorp for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K (File No. 001-35221).

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

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

Note 2 – Investment Securities

A summary of the amortized cost and fair values of the investment securities is presented below:

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
September 30, 2012
Held to maturity:
GNMA Certificates	$326	$13	$--	$339
FNMA Certificates	79	4		83
FHLMC Certificates	16	1	--	17

Total held to maturity securities	421	18	--	439

Available-for-sale:
GNMA Certificates	47,317	1,077	--	48,394

Total securities	$47,738	$1,095	$--	$48,833

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
December 31, 2011
Held to maturity:
GNMA Certificates	$370	$12	$--	$382
FNMA Certificates	95	3	--	98
FHLMC Certificates	20	--	--	20

Total held to maturity securities	485	15	--	500

Available-for-sale:
GNMA Certificates	52,655	326	(105)	52,876

Total securities	$53,140	$341	$(105)	$53,376

The amortized cost and fair values of the securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
Mortgage-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
September 30, 2012
Amounts maturing in:
One year or less	$--	$--	$--	$--
After one year through five years	405	422	9,289	9,500
After five years through ten years	16	17	37,076	37,902
After ten years	--	--	952	992
	$421	$439	$47,317	$48,394

There were no sales or calls of available for sale securities during the nine months ended September 30, 2012 or 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

Gross unrealized losses in investment securities at December 31, 2011, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more are as follows. There were no gross unrealized losses in investment securities at September 30, 2012. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of these securities.

December 31, 2011
	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA certificates (4 securities)	$24,059	$(105)	$--	$--	$24,059	$(105)

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Real estate loans:
One-to four-family residential	$124,838	$125,154
Commercial real estate	39,198	34,422
Multi-family residential	5,475	4,817
Land	3,292	3,371
Home equity lines of credit	4,666	4,522
Residential construction	1,360	2,874

Total real estate loans	178,829	175,160
Other loans:
Consumer non-real estate loans	1,505	1,636
Commercial business loans	689	--

Total other loans	2,194	1,636

Total loans	181,023	176,796
Less:
Deferred loan fees	(121)	(70)
Allowance for loan losses	(1,676)	(1,596)

Net loans	$179,226	$175,130

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

The following tables set forth, for the nine months ended September 30, 2012 and year ended December 31, 2011, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Nine Months Ended September 30, 2012 and Year Ended December 31, 2011

	Mortgage- Construction	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Commercial	Consumer	Total
	(In thousands)
September 30, 2012
Allowance for credit losses:
Beginning balance	$30	$1,168	$387	$--	$11	$1,596
Charge-offs	--	(12)	--	--	--	(12)
Recoveries	--	--	--	--	--	--
Provision	(9)	(72)	163	4	6	92
Ending balance	$21	$1,084	$550	$4	$17	$1,676

Ending balance:
Individually evaluated for impairment	$--	$121	$--	$--	$--	$121

Ending balance:
Collectively evaluated for impairment	$21	$963	$550	$4	$17	$1,555

Loans receivable:
Ending balance	$1,360	$124,838	$52,631	$689	$1,505	$181,023

Ending balance:
Individually evaluated for impairment	$--	$1,500	$3,576	$--	$10	$5,086

Ending balance:
Collectively evaluated for impairment	$1,360	$123,338	$49,055	$689	$1,495	$175,937

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Mortgage- Construction	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Commercial	Consumer	Total
	(In thousands)
December 31, 2011
Allowance for credit losses:
Beginning balance	$23	$947	$521	$--	$14	$1,505
Charge-offs	--	(45)	(18)	--	--	(63)
Recoveries	--	--	--	--	--	--
Provision	7	266	(116)	--	(3)	154
Ending balance	$30	$1,168	$387	$--	$11	$1,596

Ending balance:
Individually evaluated for impairment	$--	$121	$--	$--	$--	$121

Ending balance:
Collectively evaluated for impairment	$30	$1,047	$387	$--	$11	$1,475

Loans receivable:
Ending balance	$2,874	$129,676	$42,610	$--	$1,636	$176,796

Ending balance:
Individually evaluated for impairment	$--	$1,461	$3,081	$--	$--	$4,542

Ending balance:
Collectively evaluated for impairment	$2,874	$128,215	$39,529	$--	$1,636	$172,254

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of September 30, 2012 and December 31, 2011, loan balances past due more than 90 days and still accruing interest amounted to $-0- and $606,000, respectively. As of September 30, 2012 and December 31, 2011, loan balances on non-accrual status amounted to $3.7 million and $2.8 million, respectively. The Company considers all loans more than 90 days past due as non-performing loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

At September 30, 2012 and December 31, 2011, the credit quality indicators (performing and non-performing loans), disaggregated by class of loan, are as follows:

Credit Quality Indicators — Credit Risk Profile Based on Payment Activity as of September 30, 2012 and December 31, 2011

	Performing	Non-performing	Total
	(In thousands)
September 30, 2012
Mortgage Loans:
Construction-Residential	$1,360	$--	$1,360
Permanent:
1 to 4 Family	128,926	578	129,504
Multifamily	3,908	1,567	5,475
Commercial RE	37,604	1,594	39,198
Other	3,292	--	3,292
Nonmortgage Loans:
Commercial	689	--	689
Consumer	1,495	10	1,505
Total	$177,274	$3,749	$181,023

	Performing	Non-performing	Total
	(In thousands)
December 31, 2011
Mortgage Loans:
Construction-Residential	$2,874	$--	$2,874
Permanent:
1 to 4 Family	128,896	780	129,676
Multifamily	3,534	1,283	4,817
Commercial RE	33,196	1,226	34,422
Other	3,313	58	3,371
Nonmortgage Loans:
Commercial	--	--	--
Consumer	1,610	26	1,636
Total	$173,423	$3,373	$176,796

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of September 30, 2012 and December 31, 2011:

Aged Analysis of Past Due Loans Receivable as of September 30, 2012 and December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
September 30, 2012
Mortgage Loans:
Construction-Residential	$--	$--	$--	$--	$1,360	$1,360	$--
Permanent:
1 to 4 Family	2,322	917	578	3,817	125,687	129,504	--
Multifamily	--	--	1,567	1,567	3,908	5,475	--
Commercial RE	118	--	1,594	1,712	37,486	39,198	--
Other	55	--	--	55	3,237	3,292	--
Nonmortgage Loans:
Commercial	--	--	--	--	689	689	--
Consumer	10	--	10	20	1,485	1,505	--

Total	$2,505	$917	$3,749	$7,171	$173,852	$181,023	$--

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
December 31, 2011
Mortgage Loans:
Construction-Residential	$--	$--	$--	$--	$2,874	$2,874	$--
Permanent:
1 to 4 Family	1,799	2,200	780	4,779	124,897	129,676	522
Multifamily	--	293	1,283	1,576	3,241	4,817	--
Commercial RE	--	397	1,226	1,623	32,799	34,422	--
Other	--	--	58	58	3,313	3,371	58
Nonmortgage Loans:
Commercial	--	--	--	--	--	--	--
Consumer	--	--	26	26	1,610	1,636	26

Total	$1,799	$2,890	$3,373	$8,062	$168,734	$176,796	$606

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Loan Receivables on Nonaccrual Status

	September 30, 2012	December 31, 2011
	(In thousands)

Mortgage Loans:
Permanent, Secured by 1 to 4 Family	$578	$258
Permanent, Secured by Multifamily	1,567	1,283
Permanent Secured by Commercial RE	1,594	1,226
	3,739	2,767
Nonmortgage Loans:
Consumer Loans	10	--

Total Loans on Nonaccrual Status	$3,749	$2,767

A summary of the impaired loans by class of loans as of and for the nine months ended September 30, 2012 and year ended December 31, 2011, is as follows:

Impaired Loans as of and for the Nine Months Ended September 30, 2012 and Year Ended December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012			(In thousands)
With an allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	227	227	121	227	6
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$227	$227	$121	$227	$6
With no allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	1,273	1,273	--	1,273	44
Multifamily	1,567	1,567	--	1,567	6
Commercial RE	2,009	2,009	--	2,009	27
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	10	10	--	10	--
	$4,859	$4,859	$--	$4,859	$77

Total Impaired Loans:

Mortgage Loans:
Construction	$--	$--	$--	$--	$--
Permanent	5,076	5,076	121	5,076	83
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	10	10	--	10	--
	$5,086	$5,086	$121	$5,086	$83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011	(In thousands)
With an allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	358	358	121	358	19
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial
Consumer	--	--	--	--	--
	$358	$358	$121	$358	$19
With no allowance recorded:
Mortgage Loans:
Construction – Residential	$--	$--	$--	$--	$--
Permanent, Secured by:
1-4 Family	1,103	1,103	--	1,103	38
Multifamily	1,283	1,283	--	1,283	16
Commercial RE	1,798	1,798	--	1,798	41
Other	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$4,184	$4,184	$--	$4,184	$95
Total:
Mortgage Loans:
Construction	$--	$--	$--	$--	$--
Permanent	4,542	4,542	121	4,542	114
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$4,542	$4,542	$121	$4,542	$114

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following table includes information about troubled debt restructurings as of September 30, 2012. The Company had no troubled debt restructurings that had subsequently defaulted as of September 30, 2012.

Modifications as of September 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
1-4 Family	2	$351	$355
Commercial RE	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	2	$351	$355

Modifications as of December 31, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
1-4 Family	3	$1,024	$1,122
Commercial RE	1	504	572
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	4	$1,528	$1,694

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

Note 4 – Deposits

Deposit account balances at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
	(In thousands)

NOW accounts	$21,416	$18,623
Money Market funds	7,634	6,951
Passbook savings	26,350	26,650
Certificates of deposit	101,660	105,337

	$157,060	$157,561

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2012 and December 31, 2011. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2012
Available-for-sale:
Mortgage Backed Securities	$48,394	$--	$48,394	$--

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

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2012
Assets
Impaired Loans	$4,966	$--	$4,966	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2011
Assets
Impaired Loans	$4,421	$--	$4,421	$--

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

	Carrying	Fair Value Measurements at September 30, 2012
	Amount	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:

Cash and Short-Term Investments	$9,089	$9,089	$9,089	$--	$--
Investment Securities
Available for sale	48,394	48,394	--	48,394	--
Investment Securities
Held to maturity	421	439	--	439	--
Loans – Net	179,226	179,000	--	--	179,000

Financial Liabilities:

Deposits	$157,060	$152,000	$--	$--	$152,000
FHLB Borrowings	42,043	44,100	--	44,100	--

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

	Carrying	Fair Value Measurements at December 31, 2011
	Amount	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:

Cash and Short-Term Investments	$7,700	$7,700	$7,700	$--	$--
Investment Securities	52,876	52,876	--	52,876	--
Available for sale
Investment Securities
Held to maturity	485	500	--	500	--
Loans – Net	175,130	176,000	--	--	176,000

Financial Liabilities:

Deposits	$157,561	$157,000	$--	$--	$157,000
FHLB Borrowings	42,308	44,000	--	44,000	--

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

ESOP compensation expense for the nine months ended September 30, 2012 was $107,041.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Recognition and Retention Plan

In January 2012, the shareholders of State Investors Bancorp approved the adoption of the 2012 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, during the nine months ended September 30, 2012, the 2012 Recognition and Retention Plan Trust (the “RRP Trust”) acquired 83,789 shares of the Company’s stock in the open market at an average price of $12.86, and is authorized to purchase an additional 32,591 shares to fund the RRP.  Pursuant to the RRP, 81,462 shares were granted to certain officers, employees and directors of the Company in January 2012, with 34,918 shares remaining available for future grant.  The RRP share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP as of September 30, 2012 and changes during the nine months ended September 30, 2012 is as follows:

	September 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at the beginning of the year	--	$--
Granted	81,462	11.82
Vested	--	--
Forfeited	--	--
Unvested at the end of the period	81,462	$11.82

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the nine months ended September 30, 2012, $96,418 in compensation expense was recognized.  As of September 30, 2012, approximately $867,000 in additional compensation expense will be recognized over the remaining average service period of approximately 5.7 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Stock Options (Continued)

A summary of option activity under the Company’s Option Plan as of September 30, 2012 and changes during the nine months ended September 30, 2012 is as follows:

September 30, 2012
	Number of Shares	Weighted Average Exercise Price

Outstanding at the beginning of the year	--	$--
Granted	216,755	11.82
Exercised	--	--
Forfeited	--	--
Outstanding at the end of the period	216,755	$11.82
Exercisable at the end of the period	--	--

During the nine months ended September 30, 2012, $67,820 in compensation expense was recognized.  As of September 30, 2012, approximately $606,000 in additional compensation expense will be recognized over the remaining average service period of approximately 5.7 years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State Investors Bancorp, Inc. (“State Investors Bancorp” or the “Company”) from December 31, 2011 to September 30, 2012 and on its results of operations during the quarters and nine months ended September 30, 2012 and 2011. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

General.  The Company’s total assets increased by $19,000, to $249.64 million at September 30, 2012, compared to $249.62 million at December 31, 2011. For the nine months ended September 30, 2012, the increase in our assets was primarily due to increases in loans receivable, net of $4.1 million, or 2.3%, at September 30, 2012 compared to December 31, 2011, and in cash and cash equivalents of $1.4 million, or 18.0%, partially offset by a decrease in mortgage-backed securities, of $4.5 million, or 8.5%.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.4 million, or 18.0%, from $7.7 million at December 31, 2011 to $9.1 million at September 30, 2012.

Loans Receivable, Net.  Loans receivable, net, increased by $4.1 million, or 2.3%, to $179.2 million at September 30, 2012 compared to $175.1 million at December 31, 2011. During the nine months ended September 30, 2012, our total loan originations and purchases amounted to $13.1 million and loan principal payments were $8.9 million. All of our loans are originated for portfolio. The increase in loans receivable, net, was primarily due to increases in commercial real estate loans of $4.8 million, commercial business loans of $689,000, multi-family residential loans of $658,000, and home equity lines of credit of $144,000.  These increases were partially offset by decreases of $1.5 million in residential construction loans, $316,000 in one-to-four family residential loans, $131,000 of consumer loans, and $79,000 in land loans.

Investment Securities.  Mortgage-backed securities amounted to $48.8 million at September 30, 2012 compared to $53.4 million at December 31, 2011, a decrease of $4.5 million, or 8.5%. The decrease in mortgage-backed securities at September 30, 2012, was due to paydowns received during the nine-month period, offset by unrealized gains on available-for-sale securities.

Premises and Equipment, Net.  Premises and equipment, net, decreased $216,000, or 2.5%, to $8.4 million at September 30, 2012, compared to $8.6 million at December 31, 2011, primarily due to depreciation of fixed assets.

Total liabilities.  Total liabilities increased $72,000, at September 30, 2012, to $201.7 million compared to $201.6 million at December 31, 2011. Deposits decreased $501,000, or 0.3%, to $157.1 million at September 30, 2012, compared to $157.6 million at December 31, 2011, primarily due to decreases in certificates of deposit of $3.7 million, or 3.5%, passbook savings accounts of $300,000, or 1.1%, partially offset by a $2.8 million, or 15.0% increase in checking accounts and $683,000, or 9.8%, increase in money market deposit accounts. We had $42.0 million of advances from the Federal Home Loan Bank at September 30, 2012 compared to $42.3 million at December 31, 2011, a decrease of $265,000, or 0.6%.

Total Stockholders’ Equity.  Total stockholders’ equity amounted to $47.9 million at September 30, 2012 compared to $48.0 million at December 31, 2011, a decrease of $53,000, or 0.1%. The reason for the decrease in our total stockholders’ equity was primarily due to the purchase of $1.1 million of shares to fund the Recognition and Retention Plan and acquisitions of $466,000 of treasury stock, partially offset by net income of $655,000 for the nine months ended September 30, 2012, an increase in unrealized gain on securities available for sale of $565,000, net of the deferred tax effect and amortization of stock awards and options under our stock compensation plans of $165,000, and the release of $106,000 in ESOP shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2012 and 2011

General. The Company’s net income amounted to $208,000 for the three months ended September 30, 2012, an increase of $15,000, or 7.8%, compared to net income of $193,000 for the three months ended September 30, 2011. This increase was primarily due to an increase in net interest income of $199,000, or 11.4%, offset by a decrease in non-interest income of $9,000, or 13.0%, and an increase in non-interest expense of $193,000, or 13.1%.  The increase in net interest income was due to a decrease of $162,000, or 19.3%, in total interest expense in the third quarter of 2012 primarily as a result of decreases in the average rates paid on certificates of deposit and Federal Home Loan Bank advances and an increase of $37,000, or 1.4%, in total interest income.

The Company’s net income amounted to $655,000 for the nine months ended September 30, 2012, a decrease of $27,000, or 4.0%, compared to net income of $682,000 for the nine months ended September 30, 2011. This decrease was primarily due to an increase in non-interest expense of $549,000, or 12.5%. This was partially offset by an increase in net interest income of $445,000, or 8.2%, an increase of $8,000 or 4.4%, in non-interest income and a decrease in the provision for income taxes of $37,000, or 9.0%.  The increase in net interest income was due to a decrease of $609,000, or 23.1%, in total interest expense for the nine months ended September 30, 2012 primarily as a result of decreases in the average rate on interest bearing liabilities, partially offset by a decrease of $164,000, or 2.0%, in total interest income.

Net Interest Income. Net interest income amounted to $1.9 million for the three months ended September 30, 2012 compared to $1.8 million for the three months ended September 30, 2011. The $199,000, or 11.4%, increase was primarily due to a $162,000 decrease in interest expense. Interest paid on deposits decreased $160,000 and interest on Federal Home Loan Bank advances decreased $2,000 for the three months ended September 30, 2012, compared to the prior year period.

The average interest rate spread was 3.07% for the three months ended September 30, 2012 and 2011. Average interest-earning assets to average interest-bearing liabilities increased from 107.31% for the three months ended September 30, 2011 to 123.67% for the three months ended September 30, 2012. The average interest rate spread reflects the decrease in average rate paid on interest-bearing liabilities from 1.64% for the third quarter of 2011 to 1.44% for the third quarter of 2012 offset by a decrease in the average yield on interest earning assets from 4.71% for the third quarter of 2011 to 4.51% for the third quarter of 2012. Net interest margin increased 16 basis points from 3.19% to 3.35% at September 30, 2011 and 2012, respectively.

Interest income increased by $37,000 or 1.4%, to $2.63 million for the three months ended September 30, 2012 compared to $2.59 million for the three months ended September 30, 2011. The increase was primarily due to a 21 basis point increase in the average yield on mortgage-backed securities from 1.38% for the third quarter in 2011 to 1.59% for the third quarter of 2012. To a lesser extent, the increase in interest income was due to a 5 basis point increase in the average yield of other interest earning assets from 0.08% for the third quarter of 2011 to 0.13% for the third quarter in 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense decreased by $162,000, or 19.3%, to $677,000 for the three months ended September 30, 2012 compared to $839,000 for the three months ended September 30, 2011, primarily as a result of a 28 basis point decrease in the average rate paid on certificate of deposit accounts and an $18.1 million increase in the average balance of Federal Home Loan Bank advances, combined with a 132 basis point decline in average cost of such advances. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the period. The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit outflows.

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

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$177,284	$2,428	5.48%	$180,566	$2,486	5.51%
Mortgage-backed securities	49,340	196	1.59%	29,343	101	1.38%
Other interest-earning assets	6,252	2	0.13%	9,809	2	0.08%
Total interest-earning assets	232,876	2,626	4.51%	219,718	2,589	4.71%
Non-interest-earning assets	17,383			21,766
Total assets	$250,259			$241,484

Interest-bearing liabilities:
Savings, NOW and money market accounts	$42,253	19	0.18%	$67,017	60	0.36%
Certificates of deposit	101,088	443	1.75%	110,850	562	2.03%
Total deposits	143,341	462	1.29%	177,867	622	1.40%
FHLB advances	44,961	215	1.91%	26,882	217	3.23%
Total interest-bearing liabilities	188,302	677	1.44%	204,749	839	1.64%
Non-interest-bearing liabilities	13,742			10,151
Total liabilities	202,044			214,900

Equity	48,215			26,584
Total liabilities and equity	$250,259			$241,484

Net interest-earning assets	$44,574			$14,969

Net interest income, average interest rate spread		$1,949	3.07%		$1,750	3.07%

Net interest margin(2)			3.35%			3.19%

Average interest earning assets to average interest bearing liabilities			123.67%			107.31%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net interest income amounted to $5.9 million for the nine months ended September 30, 2012 compared to $5.4 million for the nine months ended September 30, 2011. The $445,000, or 8.2%, increase was primarily due to a decrease in interest paid on deposits of $528,000 and a decrease of interest paid on Federal Home Loan Bank advances of $81,000 which offset the $164,000 decrease in interest income for the nine months ended September 30, 2012, compared to the prior year period.

The average interest rate spread decreased 29 basis points from 3.35% for the nine months ended September 30, 2011 to 3.06% for the nine months ended September 30, 2012, while average interest-earning assets increased from $210.5 million to $234.0 million during the same periods. Average interest-earning assets to average interest-bearing liabilities increased from 105.19% for the nine months ended September 30, 2011 to 124.82% for the nine months ended September 30, 2012. The decrease in the average interest rate spread primarily reflects the 60 basis point decrease in the average yield on interest earning assets from 5.11% for the nine months ended September 30, 2011 to 4.51% for the nine months ended September 30, 2012. The average rate paid on interest-bearing liabilities decreased 31 basis points from 1.76% for the third quarter of 2011 to 1.45% for the third quarter of 2012.  Net interest margin decreased 9 basis points from 3.44% to 3.35% at September 30, 2011 and 2012, respectively.

Interest income decreased by $164,000 or 2.0%, to $7.9 million for the nine months ended September 30, 2012 compared to $8.1 million for the nine months ended September 30, 2011. The decrease was primarily due to a 35 basis point decrease in the average yield on loans receivable from 5.78% for the nine months ended September 30, 2011 to 5.43% for the nine months ended September 30, 2012.

Interest expense decreased by $609,000, or 23.1%, to $2.0 million for the nine months ended September 30, 2012 compared to $2.6 million for the nine months ended September 30, 2011, primarily as a result of a 28 basis point decrease in the average rate paid on certificates of deposit accounts. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the period.  In addition, the average balance of Federal Home Loan Bank advances increased $19.4 million but had a 176 basis point decline in average cost of such advances.

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

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$177,818	7,247	5.43%	$181,070	$7,850	5.78%
Mortgage-backed securities	50,914	652	1.71%	17,328	213	1.64%
Other interest-earning assets	5,234	7	0.18%	12,122	7	0.08%
Total interest-earning assets	233,966	7,906	4.51%	210,520	8,070	5.11%
Non-interest-earning assets	15,044			19,955
Total assets	$249,010			$230,475

Interest-bearing liabilities:
Savings, NOW and money market accounts	$40,812	56	0.18%	$61,006	186	0.41%
Certificates of deposit	101,394	1,370	1.80%	113,294	1,768	2.08%
Total deposits	142,206	1,426	1.34%	174,300	1,954	1.49%
FHLB advances	45,235	607	1.79%	25,841	688	3.55%
Total interest-bearing liabilities	187,441	2,033	1.45%	200,141	2,642	1.76%
Non-interest-bearing liabilities	13,186			7,096
Total liabilities	200,627			207,237

Equity	48,383			23,238
Total liabilities and equity	$249,010			$230,475

Net interest-earning assets	$46,525			$10,379

Net interest income, average interest rate spread		$5,873	3.06%		$5,428	3.35%

Net interest margin(2)			3.35%			3.44%

Average interest earning assets to average interest bearing liabilities			124.82%			105.19%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

During the nine months ended September 30, 2012, we made a provision of $92,000. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges, was $60,000 for the three months ended September 30, 2012, a decrease of $9,000 compared to non-interest income of $69,000 for the three months ended September 30, 2011. The decrease was primarily due to a decrease in loan application fee income and fees associated with late charges on loans.

Non-interest income, which includes fees and service charges, was $188,000 for the nine months ended September 30, 2012, an increase of $8,000 compared to non-interest income of $180,000 for the nine months ended September 30, 2011.

Non-Interest Expense. Non-interest expense increased by $193,000, or 13.1% to $1.7 million for the three months ended September 30, 2012 from $1.5 million during the prior year period. The increase was primarily due to an increase in occupancy expense of $66,000, as well as increases of $49,000 in professional expenses, $29,000 in other non-interest expense, $27,000 in data processing, $23,000 in deposit insurance premiums and $21,000 in salaries and employee benefits expense, partially offset by decreases of $12,000 in advertising, $7,000 in office supplies and postage and $3,000 in security expense.

Non-interest expense increased by $549,000, or 12.5% to $4.9 million for the nine months ended September 30, 2012. The increase was primarily due to increases of $208,000 in professional fees, $172,000 in salaries and employee benefits expense, $172,000 in other non-interest expense, and $103,000 in occupancy expense, partially offset by decreases of $43,000 in advertising expense, $34,000 in deposit insurance premiums and $28,000 in data processing expense.  The increase in other non-interest expense was primarily due to increased public company expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Tax Expense. The income tax expense amounted to $105,000 and $123,000 for the three months ended September 30, 2012 and 2011, respectively. Our effective federal tax rate was 33.6% and 38.9% for the three months ended September 30, 2012 and 2011, respectively.

The income tax expense amounted to $375,000 and $412,000 for the nine months ended September 30, 2012 and 2011, respectively. Our effective federal tax rate was 36.4% and 37.7% for the nine months ended September 30, 2012 and 2011, respectively.

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

A significant portion of the Company’s liquidity consists of interest bearing and non-interest earning deposits.  The Company’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At September 30, 2012, the Company had $42.0 million of advances from the Federal Home Loan Bank of Dallas and had $86.4 million in additional borrowing capacity. Additionally, at September 30, 2012, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.4 million. There were no amounts purchased under this agreement as of September 30, 2012.

At September 30, 2012, the Company had outstanding loan commitments of $7.2 million to originate loans.  At September 30, 2012, certificates of deposit scheduled to mature in less than one year, excluding time deposits in individual retirement accounts, totaled $54.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At September 30, 2012, State-Investors Bank exceeded each of its capital requirements with ratios of 15.19%, 28.30% and 29.55%, respectively.  As a savings and loan holding company, State Investors Bancorp is not currently subject to any regulatory capital requirements.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities

The following table presents the purchasing activity of the 2012 Recognition and Retention Plan Trust during the three month period ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)

July 1, 2012 – July 31, 2012	--	--	--	97,530
August 1, 2012 – August 31, 2012	61,039	13.00	61,039	36,491
September 1, 2012 – September 30, 2012	3,900	13.00	3,900	32,591
Total	64,939	$13.00	64,939	32,591

Notes to this table:

(a)
The Company’s 2012 Recognition and Retention Plan was authorized to purchase up to a maximum of 116,380 shares of common stock, or 4.0% of the common stock sold in the offering completed on July 6, 2011, as disclosed in the Company’s prospectus dated May 11, 2011, and announced by press release on January 24, 2012.

The Company’s repurchases of its common stock made during the quarter ended September 30, 2012 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)

July 1, 2012 – July 31, 2012	--	--	--	145,475
August 1, 2012 – August 31, 2012	34,668	13.02	34,668	110,807
September 1, 2012 – September 30, 2012	1,000	13.00	1,000	109,807
Total	35,668	$13.01	35,668	109,807

Notes to this table:

(a)
On July 5, 2012, the Company announced by press release a repurchase program to repurchase up to 145,475 shares, or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

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

STATE INVESTORS BANCORP, INC.

Date: November 13, 2012	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
President and Chief Executive Officer

Date: November 13, 2012	By:	/s/ Daniel McGowan
Daniel McGowan
Chief Financial Officer