Form 10-K
period 2012-12-31
STATE INVESTORS BANCORP, INC.
filed 2013-03-29
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
     YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	YES☐ NO ☒

The aggregate market value of the 2.3 million shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $13.24 for the common stock on June 29, 2012, the last business day of the registrant’s second quarter, was approximately $30.9 million.  Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 28, 2013: 2,524,506

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

STATE INVESTORS BANCORP, INC.
2012 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder).  Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of State Investors Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.”

Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of State Investors Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

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

(6)	Political and social unrest, including acts of war or terrorism; or

(7)
Legislation or changes in regulatory requirements adversely affecting the business in which State Investors Bancorp, Inc. will be engaged. State Investors Bancorp, Inc. undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

Item 1.  Business.

General.  State Investors Bancorp was organized by State-Investors Bank in February 2011 to facilitate the conversion of the Bank from the mutual to the stock form of ownership.  A total of 2,909,500 shares of common stock of the Company were sold at $10.00 per share in the subscription offering to eligible depositors and borrowers of the Bank through which the Company received proceeds of approximately $27.9 million, net of offering expenses.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. After completion of the conversion and the offering, all of State-Investors Bank’s stock is owned by State Investors Bancorp. The Company contributed approximately 50% of the net proceeds to the Bank. All remaining proceeds were retained by State Investors Bancorp for future capital needs.

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

Lending Activities

General.  At December 31, 2012, the Company’s net loan portfolio amounted to $174.8 million, representing approximately 71.1% of its total assets at that date.  The principal lending activity of State Investors Bancorp is the origination of one- to four-family residential loans and, to a lesser extent, commercial real estate loans.  At December 31, 2012, one- to four-family residential loans amounted to $121.6 million, or 68.9% of its total loan portfolio.  At December 31, 2012, commercial real estate loans amounted to $37.3 million, or 21.1% of the total loan portfolio. Multi-family residential loans totaled $5.4 million, or 3.1% of the total loan portfolio.  Home equity lines of credit totaled $4.6 million, or 2.6% of total loans.  Construction loans and land loans totaled $2.3 million and $2.9 million, or 1.3% and 1.7%, respectively, of the total loan portfolio at December 31, 2012. Consumer non-real estate loans totaled $1.6 million, or 0.9% of the total loan portfolio at December 31, 2012.

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

As a federally chartered savings bank, State-Investors Bank is subject to a regulatory loans to one borrower limit.  As of December 31, 2012, State-Investors Bank’s loans to one borrower limit was $6.5 million.  At December 31, 2012, the five largest loans or groups of loans to one borrower, including related entities, aggregated $2.4 million, $2.3 million, $2.2 million, $1.9 million and $1.6 million.  All of our largest loans or groups of loans were performing in accordance with their terms at December 31, 2012.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Real estate loans:
One- to four-family residential	$121,595	68.93%	$125,154	70.79%	$128,056	70.30%	$130,293	69.40%	$123,717	66.75%
Commercial real estate	37,284	21.14	34,422	19.47	37,050	20.34	41,920	22.33	45,096	24.33
Multi-family residential	5,421	3.07	4,817	2.72	5,653	3.10	4,727	2.52	5,224	2.82
Land	2,916	1.65	3,371	1.91	2,743	1.50	2,768	1.48	2,814	1.52
Residential construction	2,309	1.31	2,874	1.63	2,904	1.60	1,208	0.64	875	0.48
Total real estate loans	169,525	96.10%	170,638	96.52%	176,406	96.84%	180,916	96.37%	177,726	95.90%
Other loans:
Home equity lines of credit	4,641	2.64	4,522	2.56	4,360	2.40	5,290	2.82	6,167	3.33
Consumer non-real estate loans	1,560	0.88	1,636	0.93	1,390	0.76	1,506	0.81	1,424	0.77
Commercial business loans	675	0.38	--	--	6	-- *	11	-- *	8	-- *
Total other loans	6,876	3.90	6,158	3.48	5,756	3.16%	6,807	3.63%	7,599	4.10%

Total loans	$176,401	100.00%	$176,796	100.00%	$182,162	100.00%	$187,723	100.00%	$185,325	100.00%

Less:

Deferred loan fees	133		70		26		27		6
Allowance for loan losses	1,436		1,596		1,505		1,445		1,389

Net loans	$174,832		$175,130		$180,631		$186,251		$183,930

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

From time to time, we will purchase whole loans and loan participations secured by properties within and outside of our primary market area.  Historically, the loan participations have been secured by one- to four-family residential properties and commercial properties.  In these circumstances, we follow our customary loan underwriting and approval policies. Our participation interest in single-family residential loans is typically 90%. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area that may desire to sell participations, and we intend to continue our purchases of participations in the future.  At December 31, 2012, our loan participations totaled $29.0 million, or 16.4% of our loan portfolio, of which $12.0 million, or 6.8% of our loan portfolio, were outside our primary market area.  The loan participations at December 31, 2012, included $18.1 million in commercial real estate, $10.2 million in residential real estate and $675,000 in commercial business loans.  The average participation interest outside our market area was $155,000 as of December 31, 2012.  We have not sold participations in loans to other banks.

Loan Originations. The following table shows our total loans originated, purchased and repaid during the periods indicated.  We did not sell any loans during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Loan originations:
One- to four-family residential	$11,105	$15,413	$6,924
Commercial real estate	15,752	5,086	1,842
Multi-family residential	809	375	858
Land	387	1,063	693
Residential construction	975	6,153	5,555
Home equity lines of credit	584	809	--
Consumer non-real estate loans	400	694	559
Commercial business loans	--	--	--
Total loan originations	30,012	29,593	16,431
Loans purchased	11,030	3,115	4,288
Loan principal repayments	(40,941)	(38,011)	(25,726)
Decrease due to other items, net(1)	(399)	(198)	(613)
Net increase (decrease) in net loans	$(298)	$(5,501)	$(5,620)

(1)	Other items consist of loans in process, deferred fees, the allowance for loan losses and for the year ended December 31, 2010, the transfer of loans to real estate owned.

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

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2012, before giving effect to net items, including the allowance for loan losses.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	One- to Four- Family Residential	Commercial Real Estate	Multi- family Residential	Land	Residential Construction	Home Equity Lines of Credit	Consumer Non-Real Estate Loans	Commercial Business Loans	Total
	(In thousands)
Amounts due in:
One year or less	$36	$1,901	$36	$--	$2,024	$1,034	$894	$--	$5,925
After one year through two years	149	188	--	4	285	87	196	--	909
After two years through three years	1,474	722	--	--	--	583	117	--	2,896
After three years through five years	865	1,956	408	--	--	2,937	173	--	6,339
After five years through ten years	5,610	3,061	302	441	--	--	180	675	10,269
After ten years through 15 years	15,955	11,562	1,496	1,847	--	--	--	--	30,860
After 15 years	97,506	17,894	3,179	624	--	--	--	--	119,203
Total	$121,595	$37,284	$5,421	$2,916	$2,309	$4,641	$1,560	$675	$176,401

The following table shows the dollar amount of our loans at December 31, 2012, due after December 31, 2013, as shown in the preceding tables, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In thousands)
One- to four-family residential	$106,847	$14,712	$121,559
Commercial real estate	16,737	18,646	35,383
Multi-family residential	1,432	3,953	5,385
Land	2,916	--	2,916
Residential construction	285	--	285
Home equity lines of credit	3,607	--	3,607
Consumer non-real estate loans	666	--	666
Commercial business loans	675	--	675
Total	$133,165	$37,311	$170,476

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

One- to Four-Family Residential Real Estate Loans.  Our principal lending activity is the origination of loans secured by single-family residences. At December 31, 2012, $121.6 million, or 68.9%, of our total loan portfolio, before net items, consisted of one- to four-family residential loans including primarily owner occupied properties

It is the policy of State-Investors Bank to originate loans as a first lien position on owner occupied residences.  We primarily originate fixed-rate loans with terms of 15 to 20 years, and to a lesser extent, adjustable-rate loans of five to seven years.  In recent periods, we reduced the origination of fixed-rate loans of 30 years in order to manage our interest rate risk.  As of December 31, 2012, $97.5 million, or 80.2%, of our one- to four-family residential loans had contractual maturities of more than 15 years.  Our residential loan portfolio includes both owner occupied and non-owner occupied properties. Mortgages without private mortgage insurance are generally limited to 80%, or less, of the appraised value, or purchase price, of the secured real estate property.  Exceptions to this policy may be approved by the management loan committee.

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

Commercial Real Estate Loans.  As of December 31, 2012, loans secured by commercial real estate were $37.3 million, or 21.1% of total loans before net items.  Although commercial real estate and lines of credit are generally considered to have greater credit risk than certain other types of loans, management attempts to mitigate such risk by originating such loans in its local market area to known borrowers.  At December 31, 2012, $18.1 million of our commercial real estate loans were loan participations. The loan-to-value ratios on participations are generally limited to 70% or less of the appraised value and we generally require that out of market loans are seasoned with a history of repayment. Our commercial real estate loans primarily consist of owner occupied business and retail properties.

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

Land Loans.  As of December 31, 2012, land loans were $2.9 million, or 1.7% of the total loan portfolio before net items.  Land loans primarily include land which has been acquired for the purpose of development and, to a lesser extent, unimproved land.  Our loan policy provides for loan-to-value ratios up to 75% on improved land or land acquired for development and up to 65% for unimproved land loans.  Land loans are originated with fixed rates and terms up to five years.  Although land loans generally are considered to have greater credit risk than certain other types of loans, we attempt to mitigate such risk by originating loans to individuals who intend to build a single-family owner occupied home, rather than developers, and identifying a secondary source of repayment for the land loan other than the sale of the collateral.

Multi-family Residential Loans.  We originate multi-family residential loans in our local market area primarily consisting of apartment rental properties with eight units or less.  At December 31, 2012, our multi-family residential loans totaled $5.4 million, or 3.1% of total loans before net items.  Multi-family residential loans have loan-to-value ratios up to 75% and terms up to five years.  We require rental and cash flow data sufficient to cover the loan repayment as well as identify a secondary source of repayment, other than the sale of the collateral.

Residential Construction Loans.  We originate residential construction loans to be converted to permanent financing.  We do not actively solicit construction loans, but offer them as an accommodation to our borrowers. The same qualifications and loan-to-value ratios of real estate loans apply and no separate closing to convert to a permanent loan is required. Loans for the substantial renovation of an existing home are underwritten and administered as construction loans.  At December 31, 2012, $2.3 million, or 1.3% of our total loan portfolio, before net items, consisted of residential construction loans.

Home Equity Loans and Lines of Credit.  We originate second mortgage residential loans and home equity lines of credit to finance minor renovations and repairs as well as for other consumer or investment purposes.  Second mortgage loans and home equity lines of credit are primarily extended when State-Investors Bank holds the first mortgage on the collateral and together are limited to loan-to-value ratios of 80% or less. At December 31, 2012, $4.6 million, or 2.6% of our total loans, before net items, consisted of home equity loans and lines of credit.

Consumer Non-real Estate Loans.  We originate consumer non-real estate loans that have terms up to five years and generally higher interest rates than residential mortgage loans.  The consumer loans consist of installment loans for various purposes including home improvement loans, auto loans, boat loans and loans on deposit accounts. We will make unsecured consumer loans to customers with an established history of performance and capacity for repayment. At December 31, 2012, our consumer loans totaled $1.6 million, or 0.9% of our total loan portfolio before net items.

Commercial Business Loans. We do not generally originate commercial business loans secured by inventory and accounts receivable. At December 31, 2012, we had $675,000, or 0.4% of our total loan portfolio before net items, in commercial business loans, all of which were loan participations.  Although we do not actively solicit commercial business loans, we may provide them as an accommodation to existing customers.

Loan Origination and Other Fees.  In addition to interest earned on loans, we may also receive loan origination fees or “points” for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan.  Such origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment to the yield (interest income) of the related loans over the contractual life of the loan.

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

Real estate and other assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  State Investors Bancorp had no real estate owned at December 31, 2012 and December 31, 2011.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2012				December 31, 2011
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
One- to four-family residential	17	$2,410	10	$772	10	$3,999	9	$780
Commercial real estate	4	921	1	936	2	397	1	1,226
Multi-family residential	--	--	2	1,560	1	293	1	1,283
Land	2	114	--	--	--	--	1	58
Residential construction	--	--	--	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--	--	--	--
Consumer non-real estate loans	--	--	1	10	--	--	3	26
Commercial business loans	--	--	--	--	--	--	--	--
Total delinquent loans	23	$3,445	14	$3,278	13	$4,689	15	$3,373

Delinquent loans to total net loans		1.97%		1.87%		2.68%		1.93%
Delinquent loans to total loans		1.95%		1.86%		2.65%		1.91%

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due, other real estate owned and troubled debt restructurings at any of the dates indicated.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$456	$258	$178	$400	$--
Commercial real estate	936	1,226	--	--	--
Multi-family residential	1,560	1,283	--	--	--
Land	--	--	--	--	--
Residential construction	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--
Consumer non-real estate loans	--	--	--	--	--
Commercial business loans	--	--	--	--	--
Total non-accruing loans	2,952	2,767	178	400	--
Accruing loans 90 days or more past due:
One- to four-family residential	316	522	1,098	1,511	763
Commercial real estate	--	--	--	285	1,379
Multi-family residential	--	--	--	232	--
Land	--	58	--	--	--
Residential construction	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--
Consumer non-real estate loans	10	26	20	11	20
Commercial business loans	--	--	--	--	--
Total accruing loans 90 days or more past due	326	606	1,118	2,039	2,162
Total non-performing loans (1)	3,278	3,373	1,296	2,439	2,162
Other real estate owned, net	--	--	167	779	155
Total non-performing assets	$3,278	$3,373	$1,463	$3,218	$2,317
Troubled debt restructurings (2)	1,476	1,551	--	--	--

Total non-performing assets and troubled debt restructurings	$4,754	$4,924	$1,463	$3,218	$2,317

Total non-performing loans as a percentage of loans, net	1.87%	1.93%	0.72%	1.31%	1.18%
Total non-performing loans as a percentage of total assets	1.33%	1.35%	0.62%	1.17%	1.04%
Total non-performing assets as a percentage of total assets	1.33%	1.35%	0.70%	1.54%	1.12%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	1.93%	1.97%	--%	--%	--%

(1)           Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(2)	Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At December 31, 2012, State Investors Bancorp had $3.3 million of non-performing loans which included three loan participations in which our interests totaled $2.5 million and were secured by commercial and multi-family residential real estate.  Management believes that the three loans are supported by adequate collateral and does not expect that the loans represent a significant risk of loss. As a result of adopting the amendments in ASU 2011-2, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance.  The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, the Bank classified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-2 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.  The majority of the loans identified as TDRs had previously been considered impaired and subject to impairment measurement guidance.  As of December 31, 2012, we had six loans totaling $1.6 million identified as troubled debt restructurings (TDRs).  The TDRs include one non-accruing loan of $128,000 and five loans that are accruing interest totaling $1.5 million.  The allowance for loan losses associated with the TDRs on the basis of a current evaluation of loss was $29,000.

During the year ended December 31, 2012, gross interest income of $218,000 would have been recorded on non-accruing loans under their original terms, if the loans had been current throughout the period. Interest income of $15,000 was recorded on non-accruing loans during the year ended December 31, 2012.

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

At December 31, 2012, State Investors Bancorp had $3.5 million of assets classified substandard and none classified doubtful or loss.  State Investors Bancorp had an additional $3.5 million of assets designated as special mention at December 31, 2012.

Allowance for Loan Losses.  At December 31, 2012, the allowance for loan losses amounted to $1.4 million.  The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date.  The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions.  State-Investors Bank is primarily engaged in originating single-family residential loans secured by owner occupied and non-owner occupied properties and commercial real estate loans to known borrowers in our market area.  Management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date.  Management analyzes the probability of the correction of the classified loans’ weaknesses and the extent of any known or inherent losses that may be sustained.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Total loans outstanding at end of period	$176,401	$176,796	$182,162	$187,723	$185,325
Allowance for loan losses, beginning of period	1,596	1,505	1,445	1,389	1,513
Provision (recovery) for loan losses	142	154	93	155	(46)
Charge-offs:
One- to four-family residential	(12)	(45)	(33)	--	--
Commercial real estate	(290)	--	--	(99)	--
Multi-family residential	--	(18)	--	--	(78)
Land	--	--	--	--	--
Residential construction	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--
Consumer non-real estate loans	--	--	--	--	--
Commercial business loans	--	--	--	--	--
Total charge-offs	(302)	(63)	(33)	(99)	(78)
Recoveries on loans previously charged-off	--	--	--	--	--
Allowance for loan losses, end of period	$1,436	$1,596	$1,505	$1,445	$1,389
Allowance for loan losses as a percent of non-performing loans	43.81%	47.32%	116.13%	59.25%	64.25%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.17%	0.03%	0.02%	0.05%	0.04%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
One- to four-family residential	$578	40.25%	$1,168	73.18%	$947	70.30%	$1,068	69.40%	$1,031	66.75%
Commercial real estate	802	55.85	283	17.73	373	20.34	275	22.33	262	24.33
Multi-family residential	13	0.91	31	1.94	86	3.10	31	2.52	30	2.82
Land	8	0.56	21	1.32	18	1.50	18	1.48	16	1.52
Residential construction	9	0.63	30	1.88	23	1.60	8	0.64	6	0.48
Home equity lines of credit	21	1.46	52	3.26	44	2.40	35	2.82	36	3.33
Consumer non-real estate loans	5	0.34	11	0.69	14	0.76	10	0.81	8	0.77
Commercial business loans	--	--	--	--	--	--	--	--	--	--
Unallocated	--	--	--	--	--	--	--	--	--	--
Total	$1,436	100.00%	$1,596	100.00%	$1,505	100.00%	$1,445	100.00%	$1,389	100.00%

We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in an amount management believes to be appropriate to absorb probable losses on existing loans. The allowance for loan losses consists primarily of two components: (1) specific allowances established for impaired loans; and (2) general allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. A loan is deemed impaired when, based on current information, it is probable that we will be unable to collect all amounts due under the loan contract.  If impairment is determined, we will measure that impairment and create a specific valuation allowance for each such loan. General allowances are established for the remainder of the loan portfolio which is separated by category and, with respect to non-homogenous loans, further broken down into one of three risk classifications we have assigned to the loan.  Appropriate provisions for each category are calculated taking total loans by type and/or risk class and applying the historical four-year charge off percentage for that category plus a current economic adjustment percentage.  The economic adjustment used at each quarterly review period is analyzed to ensure that it is appropriate and reasonable based on current trends and economic conditions.  Following the quarterly allowance for loan loss analysis, we will make additional loan loss provisions, if warranted.

Investment Activities

General.  Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.

At December 31, 2012, our mortgage-backed securities portfolio amounted to $46.5 million, or 18.9% of total assets at such date. At December 31, 2012, we did not hold any Fannie Mae or Freddie Mac common or preferred stock.

At December 31, 2012, we had an aggregate of $1.1 million in net unrealized gains on our mortgage-backed securities portfolio. Such unrealized gains reflect an increase in market value of securities as a result of changes in market rates of interest.

Management classifies securities as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the historical cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income.  At December 31, 2012, we had $46.1 million of mortgage-backed securities classified as available for sale, $400,000 of mortgage-backed securities classified as held to maturity and none classified as trading account.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac.  At December 31, 2012, all of our mortgage-backed securities were issued by the GNMA, Fannie Mae or Freddie Mac and we held no mortgage-backed securities from private issuers.

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

	December 31,
	2012		2011		2010
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	45,003	46,074	$52,655	$52,876	$8,520	$8,802
Investment securities	--	--	--	--	--	--
Total securities available-for-sale	45,003	46,074	52,655	52,876	8,520	8,802
Securities held to maturity:
Mortgage-backed securities	400	416	485	500	577	594
Total securities held to maturity	400	416	485	500	577	594
FHLB stock	1,774	1,774	2,487	2,487	1,361	1,361
Total investment and mortgage-backed securities and FHLB stock	47,177	48,264	$55,627	$55,863	$10,458	$10,757

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2012.  As State Investors Bancorp held no tax-exempt securities during the periods presented, no yield adjustments were made.

	Amounts at December 31, 2012, Which Mature In
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$--	$26,433	$18,003	$1,638	$46,074
Weighted average yield	--	2.03%	1.91%	2.27%	1.99%
Held to maturity:
Mortgage-backed securities	$--	$398	$2	$--	$400
Weighted average yield	--	2.08%	1.75%	--%	2.08%
Total mortgage-backed securities	$--	$26,831	$18,005	$1,638	$46,474
Weighted average yield	--%	2.03%	1.91%	2.27%	1.99%

Mortgage-backed securities. The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
	2012	2011	2010
	(In thousands)
Fixed-rate	$--	$--	$--
Adjustable-rate:
Available-for-sale	46,074	52,876	8,802
Held to maturity	400	485	577
Total mortgage-backed securities	$46,474	$53,361	$9,379

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$48,672	30.20%	$27,349	17.36%	$9,358	5.88%
1.00% - 1.99%	18,600	11.54	39,480	25.06	58,763	36.93
2.00% - 2.99%	18,811	11.67	16,745	10.63	20,721	13.02
3.00% - 3.99%	13,393	8.31	14,061	8.92	16,063	10.09
4.00% - 4.99%	4,773	2.97	7,702	4.89	10,022	6.30
5.00% - or more	--	--	--	--	--	--
Total certificate accounts	104,249	64.69	105,337	66.86	114,927	72.22

Transaction accounts:
Savings	27,106	16.82	26,650	16.91	21,220	13.34
Checking:
Interest bearing	15,938	9.89	13,612	8.64	14,987	9.42
Non-interest bearing	5,855	3.63	5,011	3.18	3,435	2.16
Money market	8,015	4.97	6,951	4.41	4,561	2.87
Total transaction accounts	56,914	35.31	52,224	33.14	44,203	27.78
Total deposits	$161,163	100.00%	$157,561	100.00%	$159,130	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)

Savings accounts	$26,172	$42	0.16%	$26,288	$82	0.31%	$18,523	$130	0.70%
Checking-interest bearing	8,713	17	0.20	21,056	86	0.41	14,607	130	0.89
Money market	7,416	17	0.23	6,312	37	0.59	4,448	44	0.99
Certificates of deposit	101,880	1,827	1.79	111,669	2,306	2.07	113,619	2,756	2.43
Total interest-bearing deposits	$144,181	$1,903	1.32%	$165,325	$2,511	1.52%	$151,197	$3,060	2.02%
Total deposits	$155,107	$1,903	1.23%	$173,076	$2,511	1.45%	$154,404	$3,060	1.98%

The following table shows our deposit flows during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)

Deposits, net of withdrawals	$2,132	$(3,576)	$13,673
Interest credited	1,470	2,007	2,509
Total increase (decrease) in deposits	$3,602	$(1,569)	$16,182

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2012.

	Balance at December 31, 2012 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2013	2014	2015	Thereafter	Total
	(In thousands)
0.00% - 0.99%	$43,404	$5,243	$16	$9	$48,672
1.00% - 1.99%	5,056	3,711	4,355	5,479	18,601
2.00% - 2.99%	5,335	451	2,172	10,853	18,811
3.00% - 3.99%	1,582	2,375	5,768	3,667	13,392
4.00% - 4.99%	2,281	457	293	1,742	4,773
5.00% or more	--	--	--	--	--
Total certificate accounts	$57,658	$12,237	$12,604	$21,750	$104,249

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2012, by time remaining to maturity.

	At December 31, 2012
Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in thousands)
March 31, 2013	$9,435	1.57%
June 30, 2013	4,834	0.91
September 30, 2013	4,889	1.12
December 31, 2013	3,855	0.89
After December 31, 2013	21,800	2.45
Total certificates of deposit with balances of $100,000 or more	$44,813	1.82%

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

As of December 31, 2012, State-Investors Bank was permitted to borrow up to an aggregate total of approximately $131.1 million from the Federal Home Loan Bank of Dallas.  State-Investors Bank had $39.3 million of Federal Home Loan Bank advances outstanding at December 31, 2012.  Additionally, at December 31, 2012, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby we may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.4 million.  There were no amounts purchased under this agreement as of December 31, 2012.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$43,811	$29,608	$34,937
Maximum amount outstanding at any month-end during the period	$48,546	$42,308	$44,033
Balance outstanding at end of period	$39,286	$42,308	$26,483
Average interest rate during the period	1.87%	3.18%	3.91%
Weighted average interest rate at end of period	2.13%	1.88%	3.72%

At December 31, 2012, $181,000 of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 3.33%.

Subsidiaries

At December 31, 2012, State Investors Bancorp had one subsidiary, State-Investors Bank.

Total Employees

State Investors Bancorp had 29 full-time and six part-time employees at December 31, 2012. None of these employees are represented by a collective bargaining agreement, and State Investors Bancorp believes that it enjoys good relations with its personnel.

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

State Investors Bancorp is subject to the examination and supervision of the Federal Reserve Board as to certain restrictions regarding its operations and activities.

Federal law provides the federal banking regulators, including the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation and the Federal Reserve Board, with substantial enforcement powers. The Office of the Comptroller of the Currency’s enforcement authority over all savings institutions and the Federal Reserve Board’s enforcement authority over all savings and loan holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports. Any change in these laws and regulations, whether by the Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, the Federal Reserve Board or Congress, could have a material adverse impact on State Investors Bancorp and State-Investors Bank and our operations.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010, the powers of the Office of Thrift Supervision regarding State-Investors Bank, and State Investors Bancorp transferred to other federal financial institution regulatory agencies on July 21, 2011. See “— 2010 Regulatory Reform.” As of the transfer date, all of the regulatory functions related to State-Investors Bank that were under the jurisdiction of the Office of Thrift Supervision transferred  to the Office of the Comptroller of the Currency. In addition, as of that same date, all of the regulatory functions related to State Investors Bancorp, as a savings and loan holding company that were under the jurisdiction of the Office of Thrift Supervision, transferred to the Federal Reserve Board.

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

●
Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

●
A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

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

Recent Regulatory Capital Proposals

The Federal Reserve Board and the Office of the Comptroller of the Currency were part of a joint proposal in June 2012 seeking comment on three notices of proposed rulemaking (“NPR”) that would revise and replace the agencies’ current capital rules in connection with the Basel accords.  The two NPRs discussed below concern capital issues of significant importance to State-Investors Bank and, under certain circumstances, the Company. The third NPR, relates to advanced approaches and market risk capital rules, is not applicable to the organization’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher minimum Tier 1 capital requirement.  Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for any banking organization not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement.  Revisions to the prompt correction action framework and the tangible common equity definition are also included in the NPR.  The other NPR applicable to the organization’s operations proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk.  The proposed changes in the two NPRs would be applicable to State-Investors Bank and the Company.

The comment period for these NPRs ended on October 22, 2012.  Since Basel III was intended to be implemented beginning January 1, 2013 the regulators intended to finalize the rules by that date.  However, on November 9, 2012, the federal agencies, including the Federal Reserve Board and the Office of the Comptroller of the Currency, that proposed the NPRs announced that they did not expect that any of the proposed rules would become effective on January 1, 2013.  Moreover, the announcement did not indicate the likely new effective date.

Regulation of State Investors Bancorp

State Investors Bancorp, a Louisiana corporation, is a registered savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act, as amended, and is subject to examination and supervision by the Federal Reserve Board as well as certain reporting requirements. In addition, because State-Investors Bank is a subsidiary of a savings and loan holding company, it is, subject to certain restrictions in dealing with us and with other persons affiliated with the Bank.

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

Federal Securities Laws.  State Investors Bancorp registered its common stock with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934. State Investors Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Pursuant to applicable federal banking regulations and our Plan of Conversion and Reorganization, we have agreed to maintain such registration for a minimum of three years following the conversion and offering completed on July 6, 2011.

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

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. To implement the 2010 legislation, the Federal Deposit Insurance Corporation amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

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

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. State-Investors Bank had no intangible assets at December 31, 2012. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect State-Investors Bank’s regulatory capital.

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

At December 31, 2012, State-Investors Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 15.2%, 15.2% and 30.1%, respectively.

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

	Total Risk- Based	Tier 1 Risk- Based	Tier 1 Leverage
Capital Category	Capital	Capital	Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

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

At December 31, 2012, State-Investors Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

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

At December 31, 2012, State-Investors Bank believes that it meets the requirements of the QTL test.

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

Limitations on Transactions with Affiliates.  Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, as amended. An affiliate of a savings association includes any company or entity which controls the savings association or that is controlled by a company that controls the savings association. In a holding company context, the holding company of a savings association (such as State Investors Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, a savings association is prohibited from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, as amended, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. State-Investors Bank currently is subject to Section 22(g) and (h) of the Federal Reserve Act and at December 31, 2011, was in compliance with the above restrictions.

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

Federal Home Loan Bank System.  State-Investors Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2012, State-Investors Bank had $39.3 million of Federal Home Loan Bank advances and $91.8 million available on its credit line with the Federal Home Loan Bank.

As a member, State-Investors Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.04% of its total assets. At December 31, 2012, State-Investors Bank had $1.8 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At December 31, 2012, State-Investors Bank had met its reserve requirement.

TAXATION

Federal Taxation

General. State Investors Bancorp and State-Investors Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  State-Investors Bank’s federal and state income tax returns for taxable years through December 31, 2008 have been closed for purposes of examination by the Internal Revenue Service.

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

At December 31, 2012, the total federal pre-1988 reserve was approximately $2.6 million.  The reserve reflects the cumulative effects of federal tax deductions by State-Investors Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

State Investors Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income.  The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000.  For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction.  For the year ended December 31, 2012, State Investors Bancorp did not meet the minimum taxable income for Louisiana Corporation Income Tax purposes.

In addition, State-Investors Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of State-Investors Bank’s capital.  The formula for deriving the assessed value is to apply the applicable rate to the sum of:

(a)	20% of our capitalized earnings, plus

(b)	80% of our taxable stockholders’ equity, minus

(c)	50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings. The Louisiana Shares Tax has been provided for by State-Investors Bank for the year ended December 31, 2012.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company conducts business from State-Investors Bank’s main office and three full-service banking offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at December 31, 2012.

		Date of Lease	Net Book Value	Amount of
Description/Address	Leased/Owned	Expiration	of Property	Deposits
			(In thousands)
Main Office:
1041 Veterans Boulevard	Own	N/A	$6,363	$84,652
Metairie, Louisiana 70005

Branch Offices:
8384 Jefferson Highway	Own	N/A	180	22,861
Harahan, Louisiana 70123

2909 Highway 190	Own	N/A	1,307	32,029
Mandeville, Louisiana 70471

301 Harrison Avenue New Orleans, Louisiana 70124	Lease	08/30/2014(1)	437	21,621

Total			$8,287	$161,163

(1)           We have five-year renewal options on the term of this lease through August 30, 2034.

Item 3.  Legal Proceedings.

The Company is not presently involved in any legal proceedings of a material nature.  From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by State-Investors Bank.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           State Investors Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “SIBC”.  As of March 28, 2013, there were 2,524,506 shares of common stock outstanding, held by approximately 240 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

Presented below is the high and low sales price information for State Investors Bancorp’s common stock for the quarters ended September 30, 2011 through December 31, 2012. The Company commenced trading on July 7, 2011. The Company has not declared or paid any cash dividends.

Fiscal 2012
Quarter Ended:	High	Low
December 31, 2012	$14.48	$12.42
September 30, 2012	$13.48	$12.44
June 30, 2012	$13.24	$11.50
March 31, 2012	$11.97	$10.95

Fiscal 2011
Quarter Ended:	High	Low
December 31, 2011	$11.35	$10.10
September 30, 2011	$12.25	$11.20
June 30, 2011	N/A	N/A
March 31, 2011	N/A	N/A

(b)           Not applicable.

(c)           Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the quarter ended December 31, 2012 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2012 – October 31, 2012	--	$--	--	109,807
November 1, 2012 – November 30, 2012	249,510	13.29	249,510	262,297
December 1, 2012 – December 31, 2012	58,330	13.48	58,330	203,967
Total	307,840	$13.40	307,840	203,967

Notes to this table:

(a)
On July 5, 2012, the Company announced by press release a repurchase program to repurchase up to 145,475 shares, or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program was completed on November 6, 2012.

(b)
On November 7, 2012, the Company announced by press release a second repurchase program for up to 140,000 shares or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program was completed on December 3, 2012.

(c)
On November 27, 2012, the Company announced by press release a third repurchase program for up to 262,000 shares, or approximately 10.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

Item 6.  Selected Financial Data.

Set forth below is selected financial and other data of State Investors Bancorp.  The information at December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011 is derived in part from the audited financial statements that appear in Item 8 of this Form 10-K. The information at or for the years ended December 31, 2010, 2009 and 2008, is also derived from audited financial statements that do not appear in this document.

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Data:
Total assets	$245,955	$249,616	$208,688	$209,232	$207,069
Cash and cash equivalents	12,729	7,700	7,031	3,454	6,402
Investment securities, available for sale	--	--	--	260	542
Mortgage-backed securities:
Held to maturity	400	485	577	691	824
Available for sale	46,074	52,876	8,802	7,839	5,349
FHLB stock	1,774	2,487	1,361	2,660	2,924
Loans receivable, net	174,832	175,130	180,631	186,251	183,930
Deposits	161,163	157,561	159,130	142,948	130,494
FHLB advances	39,286	42,308	26,483	44,333	54,797
Total equity	43,502	47,971	21,291	20,184	19,117

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$10,407	$10,799	$11,597	$12,347	$12,401
Total interest expense	2,724	3,410	4,426	5,590	6,446
Net interest income	7,683	7,389	7,171	6,757	5,955
Provision (recovery) for loan losses	142	154	93	155	(46)
Net interest income after provision (recovery) for loan losses	7,541	7,235	7,078	6,602	6,001
Total non-interest income (loss)	239	257	(49)	166	76
Total non-interest expense	6,537	5,889	5,515	5,422	4,435
Income before income taxes	1,243	1,603	1,514	1,346	1,642
Income taxes	491	553	538	491	617
Net income	$752	$1,050	$976	$855	$1,025
Earnings per share – basic(1)	$0.26	$0.74	NA	NA	NA
Earnings per share – diluted(1)	$0.26	$0.74	NA	NA	NA

Selected Operating Ratios:(2)
Average yield on interest-earning assets	4.48%	4.99%	5.82%	6.16%	6.34%
Average rate on interest-bearing liabilities	1.45	1.75	2.38	3.01	3.60
Average interest rate spread(3)	3.03	3.24	3.44	3.15	2.74
Net interest margin(3)	3.30	3.41	3.60	3.37	3.04
Average interest-earning assets to average interest-bearing liabilities	123.70	111.09	107.03	107.79	109.27
Net interest income after provision (recovery) for loan losses to non-interest expense	115.36	122.86	128.34	121.76	135.31
Total non-interest expense to average assets	2.63	2.50	2.60	2.57	2.16
Efficiency ratio(4)	82.52	77.02	77.44	78.32	73.54
Return on average assets	0.30	0.45	0.46	0.41	0.50
Return on average equity	1.58	3.23	4.70	4.34	5.41
Average equity to average assets	19.14	13.84	9.78	9.36	9.25

 (Footnotes on the following page)

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
Asset Quality Ratios:(5)
Non-performing loans as a percent of total loans receivable(6)	1.86%	1.91%	0.71%	1.30%	1.17%
Non-performing assets as a percent of total assets(6)	1.33	1.35	0.70	1.54	1.12
Allowance for loan losses as a percent of Non-performing loans	43.81	47.32	116.13	59.25	64.25
Net charge-offs to average loans receivable	0.17	0.03	0.02	0.05	0.04

Capital Ratios:(5)
Tier 1 leverage ratio	15.16%	14.86%	10.12%	9.61%	9.26%
Tier 1 risk-based capital ratio	29.01	28.31	16.46	15.60	14.80
Total risk-based capital ratio	30.13	29.56	17.63	16.56	15.63

Other Data:
Banking offices	4	4	4	4	4

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

State Investors Bancorp’s primary lending activity is the origination of one- to four-family residential loans for portfolio. Historically, we have not originated residential mortgage loans for sale into the secondary market. We also originate or participate in commercial real estate loans which amounted to $37.3 million, or 21.1% of our total loans, before net items, at December 31, 2012. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate loans.  State Investors Bancorp’s loans are primarily funded by certificates of deposit, which typically have a higher interest rate than savings accounts.  At December 31, 2012, certificates of deposit amounted to 64.7% of total deposits. We had $39.3 million of borrowings from the Federal Home Loan Bank of Dallas as of December 31, 2012, compared to $42.3 million as of December 31, 2011. Although we will attempt to diversify into other deposit products in the future in order to improve our interest rate risk, we anticipate that certificates of deposit will continue to be a primary source of funding for our assets in the near term.

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

Business Strategy

State Investors Bancorp’s business strategy is focused on operating a growing and profitable community-oriented financial institution.  Below are certain of the highlights of our business strategy:

●
Maintaining High Asset Quality.   At December 31, 2012, we had $3.3 million of non-performing loans in our portfolio, or 1.3%, of total assets, and no real estate owned.  We attribute our high asset quality to our disciplined and conservative underwriting practices.

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

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

State Investors Bancorp’s total assets decreased by $3.7 million, or 1.5%, to $246.0 million at December 31, 2012, compared to $249.6 million at December 31, 2011.  For the year ended December 31, 2012, the largest increase in our assets was in cash and cash equivalents, which increased $5.0 million, or 65.3%.  The largest decrease was in investment securities, which decreased $6.9 million, or 12.9% at December 31, 2012 due to principle pay-downs.  Federal Home Loan Bank stock decreased $713,000, or 28.7%, at December 31, 2012 compared to December 31, 2011, and other assets decreased $376,000, or 36.0%.

Loans receivable, net, decreased by $298,000, or 0.2%, to $174.8 million at December 31, 2012 compared to $175.1 million at December 31, 2011.  During the year ended December 31, 2012, our total loan originations amounted to $30.0 million and loan principal payments were $40.9 million. All of our loans are originated for portfolio.  The decrease in loans receivable, net, was primarily due to decreases in one- to four-family residential loans of $3.6 million, construction loans of $565,000, land loans of $455,000, and consumer non-real estate loans of $76,000.  Such decreases were partially offset by increases of $2.9 million in commercial real estate loans, $675,000 in commercial business loans, $604,000 in multi-family residential loans and $119,000 home equity lines of credit.

Investment and mortgage-backed securities amounted to $46.5 million at December 31, 2012 compared to $53.4 million at December 31, 2011, a decrease of $6.9 million, or 12.9%. The decrease in investment securities at December 31, 2012, was due to maturities and pay-downs received during the 12-month period, partially offset by unrealized gains on such securities.

Total liabilities increased $808,000, or 0.4%, at December 31, 2012, to $202.5 million compared to $201.6 million at December 31, 2011.  Deposits increased by $3.6 million, or 2.3%, to $161.2 million at December 31, 2012, compared to $157.6 million at December 31, 2011, primarily due to an increase in interest bearing checking accounts of $2.3 million, or 17.1%, money market accounts of $1.1 million, or 15.3%, non-interest bearing checking accounts of $844,000, or 16.8%, and savings accounts of $456,000, or 1.7%.  Such increases were partially offset by decreases of $1.1 million, or 1.0%, in certificates of deposit.  We held $39.3 million of Federal Home Loan Bank advances at December 31, 2012 compared to $42.3 million at December 31, 2011.

Total equity amounted to $43.5 million at December 31, 2012 compared to $48.0 million at December 31, 2011, a decrease of $4.5 million, or 9.3%.  The reason for the decrease in our total equity was primarily due to the purchase of 116,380 shares for the employee benefit plans and 343,508 shares under the repurchase program, partially offset by net income of $752,000 for the year ended December 31, 2012, and an increase in unrealized gain on securities available for sale of $560,000, net of deferred tax effect.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

General.  State Investors Bancorp’s net income amounted to $752,000 for the year ended December 31, 2012, a decrease of $298,000 or 28.4% compared to net income of $1.05 million for the year ended December 31, 2011.  This decrease was primarily due to an increase in non-interest expense of $648,000, or 11.0%, a decrease of $392,000, or 3.6%, in interest income, and a decrease of $18,000, or 7.0%, in non-interest income.  This was partially offset by a decrease of $686,000, or 20.1%, in total interest expense and a decrease of $62,000, or 11.2%, in the provision for income taxes.  Interest expense decreased in fiscal 2012 primarily as a result of decreases in the average rate paid on certificates of deposit and Federal Home Loan Bank advances.

Net Interest Income.  Net interest income amounted to $7.7 million for the year ended December 31, 2012 compared to $7.4 million for the year ended December 31, 2011.  The $294,000 or 4.0% increase was primarily due to a $686,000 decrease in interest expense due to a 27 basis point decrease in the average rate paid on certificates of deposit and 117 basis point decrease in rate paid on Federal Home Loan Bank of Dallas advances for the year.

The average interest rate spread decreased 21 basis points from 3.24% for the year ended December 31, 2011 to 3.03% for the year ended December 31, 2012, while average interest-earning assets increased from $216.5 million to $232.5 million during the same periods.  Average interest-earning assets to average interest-bearing liabilities increased from 111.09% for the year ended December 31, 2011 to 123.70% for the year ended December 31, 2012.  The decrease in the average interest rate spread primarily reflects the decrease in average rate paid on interest-bearing liabilities from 1.75% in fiscal 2011 to 1.45% in fiscal 2012 compared to a decrease in the average yield on interest earning assets from 4.99% in 2011 to 4.48% in 2012.  Net interest margin decreased 11 basis points from 3.41% to 3.30% at December 31, 2011 and 2012, respectively, primarily due to a decrease of 51 basis points in the average yield on interest-bearing assets compared to a decrease of 30 basis points in the average rate paid on interest-bearing liabilities for the periods.

Interest income decreased by $392,000, or 3.6%, to $10.4 million for the year ended December 31, 2012 compared to $10.8 million for the year ended December 31, 2011.  Such decrease was primarily due to a decrease in the average yield on loans receivable from 5.74% in fiscal 2011 to 5.41% in fiscal 2012.  To a lesser extent, the decline in interest income was due to a decrease in average yield on investment and mortgage-backed securities from 1.70% in fiscal 2011 to 1.63% in fiscal 2012. The decrease in the average yield on loans and investment securities reflects changes in the market rates of interest during fiscal 2012.

Interest expense decreased by $686,000, or 20.1%, to $2.7 million for the year ended December 31, 2012 compared to $3.4 million for the year ended December 31, 2011 primarily as a result of a decrease in the average rate paid on certificate of deposit accounts and Federal Home Loan Bank advances.  Such decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the fiscal year. The decline in the cost of Federal Home Loan Bank advances was a result of our borrowing at a lower rate during the fiscal year.

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. As State-Investors Bank owned no tax-exempt securities during the periods presented, no yield adjustments were made. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Year Ended December 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$177,241	$9,580	5.41%	$180,071	$10,338	5.74%
Investment and mortgage-backed securities	50,036	818	1.63%	26,477	449	1.70%
Other interest-earning assets	5,270	9	0.17%	10,001	12	0.12%
Total interest-earning assets	232,547	10,407	4.48%	216,549	10,799	4.99%
Non-interest-earning assets	16,228			18,687
Total assets	$248,775			$235,236
Interest-bearing liabilities:
Savings, NOW and money market accounts	$42,301	$76	0.18%	$53,656	$206	0.38%
Certificates of deposit	101,880	1,827	1.79%	111,669	2,305	2.06%
Total deposits	144,181	1,903	1.32%	165,325	2,511	1.52%
FHLB advances	43,811	821	1.87%	29,608	899	3.04%
Total interest-bearing liabilities	187,992	2,724	1.45%	194,933	3,410	1.75%
Non-interest-bearing liabilities	13,161			7,751
Total liabilities	201,153			202,684
Total stockholders’ equity	47,622			32,552
Total liabilities and stockholders’ equity	$248,775			$235,236
Net interest-earning assets	$44,555			$21,616

Net interest income; average interest rate spread		$7,683	3.03%		$7,389	3.24%
Net interest margin(2)			3.30%			3.41%
Average interest-earning assets to average interest-bearing liabilities			123.70%			111.09%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2012 compared to 2011			Year Ended December 31, 2011 compared to 2010
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Loans receivable	$(598)	$(160)	$(758)	$(967)	$(33)	$(1,000)
Investment and mortgage-backed securities	(15)	384	369	(49)	255	206
Other interest-earning assets	15	(18)	(3)	(4)	--	(4)
Total interest income	(598)	206	(392)	(1,020)	222	(798)
Interest expense:
Savings, NOW and money market accounts	(93)	(37)	(130)	(523)	425	(98)
Certificates of deposit	(286)	(192)	(478)	(405)	(46)	(451)
Total deposits	(379)	(229)	(608)	(928)	379	(549)
FHLB advances and other borrowings	308	(386)	(78)	(278)	(189)	(467)
Total interest expense	(71)	(615)	(686)	(1,206)	190	(1,016)
Increase (decrease) in net interest income	$(527)	$821	$294	$186	$32	$218

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

During the year ended December 31, 2012, we made a provision of $142,000, compared to a provision of $154,000 in fiscal 2011.  To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income.  Non-interest income, which includes fees and service charges, realized gains and losses on investments and sales of real estate owned, amounted to income of $239,000 for the year ended December 31, 2012, a decrease of $18,000 or 7.0% compared to non-interest income of $257,000 for the year ended December 31, 2011. The decrease was primarily due to an $11,000 gain on the sale of other real estate during the year ended December 31, 2011 compared to none in the year ended December 31, 2012, and a $7,000 net decrease in service charges, application fees, and other operating income.

Non-Interest Expense. Non-interest expense increased by $648,000, or 11.0% to $6.5 million for the year ended December 31, 2012, compared to $5.9 million for the year ended December 31, 2011.  The increase was primarily the result of increases of $357,000 in salaries and employee benefits expense, $160,000 in professional fees, $157,000 in other non-interest expense, $135,000 in taxes and licenses expense and $44,000 in occupancy expense, partially offset by a decreases of $112,000 in computer expense, $59,000 in advertising expense, $26,000 in deposit insurance premiums, $6,000 in office supplies and postage, and $2,000 in security expense.  The $160,000 increase in professional fees, $157,000 increase in other non-interest expense and $135,000 increase in taxes and licenses expense directly relates to the increase in public company expenses.  The $44,000 increase in occupancy expense was primarily additional expenses related to our new home office.

Income Tax Expense.  The income tax expense amounted to $491,000 and $553,00 for the fiscal years ended December 31, 2012 and 2011, respectively. Our effective federal tax rate was 40% and 34% for the years ended December 31, 2012 and 2011, respectively.

Exposure to Changes in Interest Rates

State Investors Bancorp’s ability to maintain net interest income depends upon its ability to earn a higher yield on assets than the rates it pays on deposits and borrowings.  State Investors Bancorp’s interest-earning assets consist primarily of residential mortgage loans which have fixed rates of interest. State Investors Bancorp’s interest-bearing liabilities primarily consist of higher rate certificates of deposit rather than other types of deposit products.  Consequently, State Investors Bancorp’s ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise.  At December 31, 2012, certificates of deposit amounted to $104.2 million or 51.5% of total liabilities and 42.4% of total assets at such date.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.  Our one-year cumulative gap was a positive 2.14% at December 31, 2012.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2012, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 7% to 33%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 7% to 37%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 18%, 7% and 7%, respectively.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in thousands)
Interest-earning assets:(1)
Loans receivable(2)	$16,574	$37,923	$62,330	$31,293	$28,281	$176,401
Investment securities	2,591	9,151	6,869	26,792	--	45,403
Other interest-earning assets	4,138	--	--	--	2,144	6,282
Total interest-earning assets	$23,303	$47,074	$69,199	$58,085	$30,425	$228,086
Interest-bearing liabilities:
Savings accounts	$478	$1,435	$3,827	$3,827	$17,539	$27,106
Checking accounts	484	1,452	3,871	3,871	12,115	21,793
Money market accounts	365	1,093	2,914	2,914	729	8,015
Certificate accounts	23,063	34,596	24,841	9,983	11,766	104,249
FHLB advances	670	1,478	9,998	25,140	2,000	39,286
Total interest-bearing liabilities	$25,060	$40,054	$45,451	$45,735	$44,149	$200,449

Interest-earning assets less interest-bearing liabilities	$(1,757)	$7,020	$23,748	$12,350	$(13,724)	$27,637
Cumulative interest rate sensitivity gap(3)	$(1,757)	$5,263	$29,011	$41,361	$27,637	$27,637
Cumulative interest-rate gap as a percentage of total assets at December 31, 2012	(0.71)%	2.14%	11.81%	16.82%	11.24%	11.24%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2012	0.93%	1.08%	1.26%	1.26%	1.14%	1.14%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2012 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Interest Rates In Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$39,527	$(4,401)	(10)%	17.43%	(0.31)%
200	43,260	(667)	(2)	18.38	0.64
100	44,572	645	1	18.39	0.65
Static	43,928	--	--	17.74	--
(50)	42,264	(1,663)	(4)	16.96	(0.78)
(100)	40,446	(3,481)	(8)	16.14	(1.60)

Net Interest Income Analysis.  In addition to modeling changes in NPV, we also analyze potential changes to net interest income (“NII”) for a 12-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2012.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
300bp	$6,565	$(972)	(12.90)%
200	7,146	(391)	(5.19)
100	7,393	(144)	(1.91)
50	7,479	(58)	(0.77)
Static	7,537	--	--
(50)	7,496	(41)	(0.54)
(100)	7,363	(174)	(2.31)
(200)	7,282	(255)	(3.39)
(300)	7,260	(277)	(3.68)

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

State Investors Bancorp’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  State Investors Bancorp sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, State Investors Bancorp invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  State Investors Bancorp’s cash and cash equivalents amounted to $12.7 million at December 31, 2012.

A significant portion of State Investors Bancorp’s liquidity consists of non-interest earning deposits.  State Investors Bancorp’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At December 31, 2012, State-Investors Bank had $39.3 million of advances from the Federal Home Loan Bank of Dallas and had $91.8 million in additional borrowing capacity. Additionally, at December 31, 2012, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby we may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.4 million. There were no amounts purchased under this agreement as of December 31, 2012.

At December 31, 2012, State Investors Bancorp had outstanding loan commitments of $3.6 million to originate loans.  At December 31, 2012, certificates of deposit scheduled to mature in less than one year totaled $57.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  State Investors Bancorp intends to utilize its liquidity to fund its lending activities.

Under applicable banking regulations, State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At December 31, 2012, State-Investors Bank exceeded each of its capital requirements with ratios of 15.2%, 29.0% and 30.1%, respectively.

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

Commitments.  The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans in process at December 31, 2012.

	Total Amounts Committed at December 31, 2012	Amount of Commitment Expiration - Per Period
		Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Unused lines of credit	$1,567	$58	$203	$1,306	$--
Undisbursed portion of loans in process	2,984	2,984	--	--	--
Commitments to originate loans	3,574	3,574	--	--	--
Total commitments	$8,125	$6,616	$203	$1,306	$--

Contractual Cash Obligations.  The following table summarizes our contractual cash obligations, consisting of certificates of deposit, Federal Home Loan Bank advances and operating lease obligations, at December 31, 2012.

	Total at December 31, 2012	Payments Due By Period
		Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Certificates of deposit	$104,249	$57,658	$24,841	$9,983	11,767
FHLB advances	39,286	181	6,000	31,105	2,000
Total long-term debt	143,535	57,839	30,841	41,088	13,767
Operating lease obligations	50	30	20	--	--
Total contractual obligations	$143,585	$57,869	$30,861	$41,088	13,767

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
www.htbcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
State Investors Bancorp, Inc. and Subsidiary
Metairie, Louisiana

We have audited the accompanying consolidated balance sheets of State Investors Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  State Investors Bancorp, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Investors Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hannis T. Bourgeois, LLP
Baton Rouge, Louisiana
March 26, 2013

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
	(Dollars in thousands)
ASSETS

Cash - non-interest bearing	$8,591	$6,443
Cash - interest bearing	4,138	1,157
Federal funds sold	--	100
Cash and cash equivalents	12,729	7,700
Investment securities:
Available for sale	46,074	52,876
Held to maturity	400	485
Loans, net	174,832	175,130
Federal Home Loan Bank Stock	1,774	2,487
Accrued interest receivable	1,029	1,022
Premises and equipment, net	8,287	8,579
Deferred income taxes	162	293
Other assets	668	1,044

TOTAL ASSETS	$245,955	$249,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$161,163	$157,561
Advances from Federal Home Loan Bank	39,286	42,308
Advance payments by borrowers for taxes and insurance	1,027	973
Accrued interest payable	81	86
Other liabilities	896	717

TOTAL LIABILITIES	202,453	201,645

Stockholders’ Equity:
Preferred Stock, $01 par value - 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value - 9,000,000 shares authorized; 2,909,500 issued; 2,565,992 outstanding at December 31, 2012 and 2,909,500 outstanding at December 31, 2011	29	29
Additional Paid In Capital	28,166	27,910
Treasury stock, 343,508 shares, at cost	(4,636)	--
Unallocated ESOP Shares	(2,153)	(2,269)
Unallocated Recognition and Retention Plan (RRP) shares	(1,517)	--
Retained earnings-substantially restricted	22,907	22,155
Accumulated other comprehensive income	706	146

TOTAL STOCKHOLDERS’ EQUITY	43,502	47,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,955	$249,616

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2012 AND 2011
	2012	2011
	(In thousands, except per share data)

INTEREST INCOME:
Interest and fees on loans	$9,580	$10,338
Interest on investment securities	818	449
Other interest and dividends	9	12

TOTAL INTEREST INCOME	10,407	10,799

INTEREST EXPENSE:
Interest on deposits	1,903	2,511
Interest on Federal Home Loan Bank advances	821	899

TOTAL INTEREST EXPENSE	2,724	3,410

NET INTEREST INCOME	7,683	7,389

PROVISION FOR LOAN LOSSES	142	154

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,541	7,235

NON-INTEREST INCOME (LOSS):
Net income (loss) on sales/write downs of other real estate	--	11
Application fee income	107	94
Service charges, fees and other	132	152

TOTAL NON-INTEREST INCOME	239	257

NON-INTEREST EXPENSES:
Salaries and employee benefits	3,390	3,033
Occupancy expense	635	591
Computer	436	548
Security	241	243
Deposit insurance premiums	223	249
Advertising	56	115
Professional fees	399	239
Taxes and Licenses	172	37
Office Supplies and postage	131	137
Other	854	697

TOTAL NON-INTEREST EXPENSES	6,537	5,889

INCOME BEFORE INCOME TAXES	1,243	1,603

INCOME TAX EXPENSE	491	553

NET INCOME	$752	$1,050

Earnings per share
Basic	$0.26	$0.74
Diluted	$0.26	$0.74
See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
	(In thousands)
Net income	$752	$1,050

Other Comprehensive Income

Unrealized gains (losses) on investment securities:
(net of taxes of $289 and ($21), respectively)	560	(40)

OTHER COMPREHENSIVE INCOME (LOSS), net of taxes	560	(40)

COMPREHENSIVE INCOME	$1,312	$1,010

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock	Additional Paid In Capital	Treasury Stock at Cost	Unallocated ESOP Shares	Unallocated RRP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$--
Comprehensive Income:
Net Income	--	--	--	--	--	1,050	--	1,050

Other Comprehensive Income	--	--	--	--	--	--	(40)	(40)

Issuance of common stock for initial public offering - net	29	27,903	--	--	--	--	--	27,932
Shares purchased for ESOP	--	--	--	(2,328)	--	--	--	(2,328)
ESOP shares released for allocation	--	7	--	59	--	--	--	66

Balance, December 31, 2011	29	27,910	--	(2,269)	--	22,155	146	47,971
Comprehensive Income:
Net Income	--	--	--	--	--	752	--	752

Other Comprehensive Income	--	--	--	--	--	--	560	560

Shares purchased for Recognition and Retention Plan (RRP)	--	--	--	--	(1,517)	--	--	(1,517)
ESOP shares released for allocation	--	30	--	116	--	--	--	146
Share based compensation cost	--	226	--	--	--	--	--	226
Treasury Stock, acquired at cost, 343, 508 shares	--	--	(4,636)	--	--	--	--	(4,636)

Balance, December 31, 2012	$29	$28,166	$(4,636)	$(2,153)	$(1,517)	$22,907	$706	$43,502

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$752	$1,050
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	142	154
Depreciation and amortization	302	341
Amortization (accretion) of securities	487	176
Stock dividend on FHLB stock	(8)	(5)
Loss (Gain) on sale of other real estate	--	(11)
Deferred income taxes provision (benefit)	(124)	33
Non cash compensation	372	66
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(7)	(2)
(Increase) decrease in other assets	376	136
Increase (decrease) in accrued interest payable	(5)	(33)
Increase (decrease) in other liabilities	145	(114)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,432	1,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans	156	5,347
Purchase of securities available for sale	--	(46,624)
Proceeds from principal repayments of mortgage-backed securities	7,249	2,405
Purchase of FNBB stock	--	(160)
Purchase of FHLB stock	(434)	(1,378)
Redemption of FHLB stock	1,155	257
Purchase of premises and equipment	(10)	(1,648)
Disposal of premises and equipment	--	501
Proceeds on sale of foreclosed real estate	--	179

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,116	(41,121)

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012 AND 2011
(Continued)

	2012	2011
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	3,602	(1,569)
Increase (decrease) in advances by borrowers for
insurance and taxes	54	139
Advances from the FHLB	60,000	41,000
Payments on advances from the FHLB	(63,022)	(25,175)
Proceeds from issuance of common stock	--	29,095
Costs of issuance of common stock	--	(1,163)
Purchase of treasury stock	(4,636)	--
Stock purchased for ESOP	--	(2,328)
Stock purchased for RRP	(1,517)	--

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,519)	39,999

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,029	669

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	7,700	7,031

CASH AND CASH EQUIVALENTS - END OF YEAR	$12,729	$7,700

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$2,729	$3,443

Income taxes	$528	$665

Change in unrealized gain on securities available for sale	$849	$(60)

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities. The Bank’s primary sources of funds are customer deposits, repayments of loans, repayments of investments and funds borrowed from outside sources such as the Federal Home Loan Bank (FHLB) of Dallas.  The Bank derives its income primarily from interest earned on loans and investment securities, and the bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.

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

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

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

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

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

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

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

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America.  As of December 31, 2012, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense included in operations amounted to $56,000 and $115,000 in 2012 and 2011, respectively.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 provided additional clarification for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constituted a troubled debt restructuring.   ASU 2011-02 is effective for annual periods ending on or after December 15, 2012.  The disclosure requirements contained in ASU 2011-02 are presented in the financial statements in the Loans and Allowance for Loan Losses footnote as of December 31, 2012 and 2011.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income.  ASU 2011-05 required entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements.  The effective date for ASU 2011-05 is for the first interim or annual period beginning on or after December 15, 2011.  The adoption of ASU 2011-05 did not have a material impact on the Company’s results of operations or financial position.  It did require a change in presentation of stockholders’ equity as the Company previously presented comprehensive income in its consolidated statement of changes in stockholders’ equity.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments included in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  As the adoption of ASU 2013-02 amends only disclosure requirements, the adoption will have no impact on the Company’s results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform with the 2012 financial statement presentation.  Such reclassifications had no effect on net income or retained earnings as previously reported.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

2.	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit.  The Bank has on deposit the required reserve of $243,000 and $641,000 with First National Bankers Bank at December 31, 2012 and 2011, respectively.

3.     INVESTMENT SECURITIES

A summary of the amortized cost and fair values of the securities is presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012

Held to maturity:
Mortgage-backed securities:
GNMA Certificates	$310	$13	$--	$323
FNMA Certificates	74	3	--	77
FHLMC Certificates	16	--	--	16

Total held to maturity securities	400	16	--	416

Available-for-sale:
Mortgage-backed securities:
GNMA Certificates	45,003	1,071	--	46,074

Total securities	$45,403	$1,087	$--	$46,490

December 31, 2011

Held to maturity:
Mortgage-backed securities:
GNMA Certificates	$370	$12	$--	$382
FNMA Certificates	95	3	--	98
FHLMC Certificates	20	--	--	20

Total held to maturity securities	485	15	--	500

Available-for-sale:
Mortgage-backed securities:
GNMA Certificates	52,655	326	(105)	52,876

Total securities	$53,140	$341	$(105)	$53,376

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

3.     INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of the mortgage-backed securities at December 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to maturity		Available for sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
December 31, 2012

Amounts maturing in:
One to five years	$398	$414	$25,904	$26,433
After five years through ten years	2	2	17,500	18,003
After ten years	--	--	1,599	1,638
	$400	$416	$45,003	$46,074

Securities with a carrying value of $45.6 million and $46.5 million were pledged to secure advances from the FHLB as of December 31, 2012 and 2011, respectively.

Investment in stock of the Federal Home Loan Bank of Dallas (FHLB) is carried at cost and is pledged to secure advances from the FHLB.  The balance at December 31, 2012 and 2011 is $1.8 million and $2.5 million, respectively.

Gross unrealized losses in investment securities at December 31, 2012 and 2011, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, are as follows:

December 31, 2012
	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
(In thousands)
Mortgage-backed securities:
GNMA Certificates	$--	$--	$--	$--	$--	$--

December 31, 2011
	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA Certificates	$24,059	$(105)	$--	$--	$24,059	$(105)

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

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

4.      LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31 are summarized as follows:

	2012	2011
	(In thousands)
Real estate loans:
One-to-four family residential	$121,595	$125,154
Commercial real estate	37,284	34,422
Multi-family residential	5,421	4,817
Land	2,916	3,371
Residential construction	2,309	2,874

Total real estate loans	169,525	170,638

Other loans:
Home equity lines of credit	4,641	4,522
Consumer non-real estate loans	1,560	1,636
Commercial business loans	675	--

Total other loans	6,876	6,158

Total loans	176,401	176,796

Less:
Deferred loan fees	(133)	(70)
Allowance for loan losses	(1,436)	(1,596)

Net loans	$174,832	$175,130

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

4.      LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

In the ordinary course of business, the Company has granted loans to directors, officers and employees and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers.  Such loans amounted to approximately $2.6 million and $3.0 million at December 31, 2012 and 2011, respectively.

Activity in loans to directors, officers and employees is as follows:

	2012	2011
	(In thousands)

Balance at beginning of year	$3,031	$2,623

Add: New loans or advances	149	1,245
Less: Payments	(573)	(837)

Balance at end of year	$2,607	$3,031

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses.  The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following tables set forth, as of December 31, 2012 and 2011, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Year Ended December 31, 2012
	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,168	$387	$30	$--	$11	$1,596
Charge-offs	(12)	(290)	--	--	--	(302)
Recoveries	--	--	--	--	--	--
Provision	(578)	747	(21)	--	(6)	142
Ending balance	$578	$844	$9	$--	$5	$1,436

Ending balance evaluated for impairment:
Individually	$121	$--	$--	$--	$--	$121
Collectively	$457	$844	$9	$--	$5	$1,315

Loans receivable:
Ending balance	$126,236	$45,621	$2,309	$675	$1,560	$176,401

Ending balance evaluated for impairment:
Individually	$1,834	$2,909	$--	$--	$10	$4,753
Collectively	$124,402	$42,712	$2,309	$675	$1,550	$171,648

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

4.      LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Year Ended December 31, 2011

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$947	$521	$23	$--	$14	$1,505
Charge-offs	(45)	(18)	--	--	--	(63)
Recoveries	--	--	--	--	--	--
Provision	266	(116)	7	--	(3)	154
Ending balance	$1,168	$387	$30	$--	$11	$1,596

Ending balance evaluated for impairment:
Individually	$121	$--	$--	$--	$--	$121
Collectively	$1,047	$387	$30	$--	$11	$1,475

Loans receivable:
Ending balance	$129,676	$42,610	$2,874	$--	$1,636	$176,796

Ending balance evaluated for impairment:
Individually	$1,461	$3,081	$--	$--	$--	$4,542
Collectively	$128,215	$39,529	$2,874	$--	$1,636	$172,254

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

4.     LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At December 31, 2012 and 2011, the credit quality indicators, disaggregated by class of loan, are presented in the following tables.

	December 31, 2012
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential	$118,085	$2,365	$1,145	$--	$121,595
Commercial real estate	35,203	1,145	936	--	37,284
Multi-family residential	3,861	--	1,560	--	5,421
Land	2,916	--	--	--	2,916
Residential construction	2,309	--	--	--	2,309
Home equity lines of credit	4,641	--	--	--	4,641
Consumer non-real estate loans	1,540	--	20	--	1,560
Commercial business loans	675	--	--	--	675
Total Loans	$169,230	$3,510	$3,661	$--	$176,401

	December 31, 2011
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential	$121,798	$1,383	$1,973	$--	$125,154
Commercial real estate	32,354	270	1,798	--	34,422
Multi-family residential	3,241	293	1,283	--	4,817
Land	3,371	--	--	--	3,371
Residential construction	2,874	--	--	--	2,874
Home equity lines of credit	4,522	--	--	--	4,522
Consumer non-real estate loans	1,616	--	20	--	1,636
Commercial business loans	--	--	--	--	--
Total Loans	$169,776	$1,946	$5,074	$--	$176,796

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.
•
Special mention loans have existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in collateral values.

•
Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios.  The loan may be past due.  Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

These classifications were the most current available as of December 31, 2012.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

4.     LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of December 31, 2012 and 2011:

Aged Analysis of Past Due Loans Receivable as of December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
	(In thousands)
Mortgage Loans:
Permanent:
1 to 4 Family	$1,919	$491	$772	$3,182	$123,054	$126,236	$326
Multifamily	--	--	1,560	1,560	3,861	5,421	--
Commercial RE	805	116	936	1,857	35,427	37,284	--
Other	59	55	--	114	2,802	2,916	--
Construction-Residential	--	--	--	--	2,309	2,309	--
Nonmortgage Loans:
Commercial	--	--	--	--	675	675	--
Consumer	--	--	10	10	1,550	1,560	--
Total	$2,783	$662	$3,278	$6,723	$169,678	$176,401	$326

Aged Analysis of Past Due Loans Receivable as of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
	(In thousands)
Mortgage Loans:
Permanent:
1 to 4 Family	$1,799	$2,200	$780	$4,779	$124,897	$129,676	$522
Multifamily	--	293	1,283	1,576	3,241	4,817	--
Commercial RE	--	397	1,226	1,623	32,799	34,422	--
Other	--	--	58	58	3,313	3,371	58
Construction-Residential	--	--	--	--	2,874	2,874	--
Nonmortgage Loans:
Commercial	--	--	--	--	--	--	--
Consumer	--	--	26	26	1,610	1,636	26
Total	$1,799	$2,890	$3,373	$8,062	$168,734	$176,796	$606

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

4.     LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Loan Receivables on Nonaccrual Status

	December 31, 2012	December 31, 2011
	(In thousands)
Mortgage Loans
Permanent, Secured by
1 to 4 Family	$456	$258
Multifamily	1,560	1,283
Commercial RE	936	1,226

Total	$2,952	$2,767

A summary of the impaired loans by class of loans as of December 31, 2012 and 2011, is as follows:

Impaired Loans For the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With an allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$227	$227	$121	$227	$7
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$227	$227	$121	$227	$7

With no allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$1,607	$1,607	$--	$1,607	$77
Multifamily	1,560	1,560	--	1,560	6
Commercial RE	1,349	1,349	--	1,494	22
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	10	10	--	10	--
	$4,526	$4,526	$--	$4,671	$105
Total Impaired Loans:
Mortgage Loans
Permanent	$4,743	$4,743	$121	$4,888	$112
Construction	--	--	-	--	--
Nonmortgage Loans
Commercial	10	10	--	10	--
Consumer	--	--	--	--	--

	$4,753	$4,753	$121	$4,898	$112

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

4.     LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans For the Year Ended December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With an allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$358	$358	$121	$358	$19
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction - Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$358	$358	$121	$358	$19

With no allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$1,103	$1,103	$--	$1,103	$38
Multifamily	1,283	1,283	--	1,283	16
Commercial RE	1,798	1,798	--	1,798	41
Other	--	--	--	--	--
Construction - Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$4,184	$4,184	$--	$4,184	$95
Total Impaired Loans:
Mortgage Loans
Permanent	$4,542	$4,542	$121	$4,542	$114
Construction	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--

	$4,542	$4,542	$121	$4,542	$114

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

4.         LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The Company seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines.  The Company makes loan modifications primarily utilizing internal renegotiation programs through direct customer contact.  During the years ended December 31, 2012 and 2011, the concessions granted to certain borrowers included extending the payment due dates or maturities and lowering of the contractual interest rates.

Once modified in a troubled debt restructuring, a loan is considered impaired until its contractual maturity.  At the time of the restructuring, the loan is evaluated for an asset-specific allowance for credit losses.  The Company continues to specifically reevaluate the loan in subsequent periods, regardless of the borrower’s performance under the modified terms.  If a borrower subsequently defaults on the loan after it is restructured, the Company provides an allowance for credit losses for the amount of the loan that exceeds the value of the related collateral.

The following tables summarize information relative to the loan modifications as of December 31, 2012 and 2011.  All of these loans are included in impaired loans as of December 31, 2012 and 2011.

December 31, 2012	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt restructurings
Mortgage Loans
Permanent	6	$1,831	$1,604
Construction	--	--	--
Nonmortgage Loans
Commercial	--	--	--
Consumer	--	--	--
Total Loans	6	$1,831	$1,604

December 31, 2011	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt restructurings
Mortgage Loans
Permanent	4	$1,528	$1,694
Construction	--	--	--
Nonmortgage Loans
Commercial	--	--	--
Consumer	--	--	--
Total Loans	4	$1,528	$1,694

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

5.      ACCRUED INTEREST RECEIVABLE

 Accrued interest receivable at December 31 is summarized as follows:

	2012	2011
	(In thousands)

Loans receivable	$931	$905
Investment securities	98	117

	$1,029	$1,022

6.      PREMISES AND EQUIPMENT

 Premises and equipment, at cost, at December 31 are summarized as follows:

	2012	2011
	(In thousands)

Buildings	$5,967	$5,957
Leasehold improvements	572	572
Furniture, fixtures and equipment	1,082	1,121
	7,621	7,650
Less accumulated depreciation and amortization	(1,995)	(1,732)
	5,626	5,918
Land	2,661	2,661

	$8,287	$8,579

 Depreciation and amortization of premises and equipment amounted to $302,000 and $341,000 in 2012 and 2011, respectively.

7.      DEPOSITS

 Deposit account balances at December 31 are summarized as follows:

	2012	2011
	(In thousands)

NOW accounts	$21,793	$18,623
Money Market funds	8,015	6,951
Savings	27,106	26,650
Certificates of deposit	104,249	105,337

	$161,163	$157,561

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

7.      DEPOSITS (Continued)

 Scheduled maturities of certificates of deposit at December 31, 2012 are summarized as follows:

Due In	Amount
(In thousands)

2013	$57,658
2014	12,237
2015	12,604
2016	4,225
2017 and thereafter	17,525

$104,249

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $44.8 million and $41.2 million at December 31, 2012 and 2011, respectively.   The weighted average interest rate on deposits at December 31, 2012 and 2011 was 1.19% and 1.43%, respectively.  The Company held deposits of approximately $3 million and $2.7 million for related parties at December 31, 2012 and 2011, respectively.

8.      ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB)

 The FHLB advances consist of the following obligations at December 31, 2012 and 2011:

	2012	2011
Fixed Interest Rate	Amount	Amount
	(In thousands)

0.00% to 0.99%	$15,593	$22,000
1.00% to 1.99%	6,513	--
2.00% to 2.99%	--	--
3.00% to 3.99%	17,180	18,242
4.00% to 4.99%	--	1,224
5.00% to 5.99%	--	842
6.00% to 6.99%	--	--

	$39,286	$42,308

 Scheduled maturities of FHLB advances at December 31, 2012 are summarized as follows:

Due In	Amount
(In thousands)

2013	$181
2014	2,000
2015	4,000
2016	--
2017 and thereafter	33,105

$39,286

At December 31, 2012, the advances are secured by a blanket lien bearing on the Bank’s mortgage loans of approximately $85.5 million, pledge of FHLB stock in the amount of $1.8 million and pledge of mortgage-backed securities with a carrying amount of approximately $45.6 million.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

8.      ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB) (Continued)

 The Bank has an additional available borrowing capacity of approximately $91.8 million with the FHLB at December 31, 2012.

9.      INCOME TAXES

 Income tax expense (benefit) for the years ended December 31 is summarized as follows:

	2012	2011
	(In thousands)

Current Taxes – Federal	$615	$520
Deferred Taxes	(124)	33

	$491	$553

Total income tax expense (benefit) differs from the amounts computed by applying the federal statutory rate of 34% to income before income taxes as a result of the following:

	2012		2011
	Amount	%	Amount	%
	(In thousands)
Expected income tax expense (benefit) at statutory rate	$423	34%	$545	34%
Increase (decrease) in income taxes resulting from:
Non-deductible expenses	63	5	17	1
Other adjustments	5	1	(9)	(1)
	$491	40%	$553	34%

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

9.      INCOME TAXES (Continued)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that gave rise to the deferred tax asset or (liability) at December 31 relate to the following:

	2012	2011
	(In thousands)

Deferred loan fees	$45	$24
Deferred retirement agreements	253	221
Excess tax depreciation	(222)	(268)
Reserve for uncollected interest	22	20
Prepaid mortgage interest	5	6
FHLB stock basis difference	(60)	(100)
Bad debt difference Post 1987	447	463
	490	366
Unrealized (gains) losses on available for sale securities	(328)	(73)

Net Deferred Tax Asset	$162	$293

Retained earnings at December 31, 2012 and 2011 include approximately $2.6 million for which no deferred income tax liability has been recognized.  These amounts represent an allocation of income to bad debt deductions for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount is approximately $888,000 at December 31, 2012 and 2011.

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

10.    REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined).  As of December 31, 2012, management believes that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2012 and 2011, the most recent notification from the OCC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as adequately capitalized, the Bank would have to maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital ratios as disclosed in the table below.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2012

Total Risk Based Capital
(to Risk Weighted Assets)	$38,662	30.13%	$10,263	8.00%	$12,828	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$37,226	29.01%	$5,133	4.00%	$7,699	6.00%
Tier 1 Capital
(to Adjusted Total Assets)	$37,226	15.16%	$9,822	4.00%	$12,278	5.00%
Tangible Capital
(to Adjusted Total Assets)	$37,226	15.16%	$3,683	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2011

Total Risk Based Capital
(to Risk Weighted Assets)	$37,759	29.56%	$10,218	8.00%	$12,773	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$36,163	28.31%	$5,109	4.00%	$7,664	6.00%
Tier 1 Capital
(to Adjusted Total Assets)	$36,163	14.86%	$9,734	4.00%	$12,169	5.00%
Tangible Capital
(to Adjusted Total Assets)	$36,163	14.86%	$3,651	1.50%	N/A	N/A

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

10.    REGULATORY MATTERS (Continued)

A reconciliation of the Bank’s capital determined under accounting principles generally accepted in the United States of America to Tier 1 Capital and Total Risk Based Capital as of December 31, 2012 is as follows:

2012
(In thousands)

Capital Under GAAP	$37,863
Unrealized Gain on Available for Sale Securities	(637)

Tier 1 Capital	37,226
Allowance for Loan Losses	1,436

Total Risk Based Capital	$38,662

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

Contributions to the plans charged to income for 2012 and 2011 amounted to $236,000 and $279,000, respectively. Contributions as a percentage of participants’ annual compensation amounted to 11% and 13% for 2012 and 2011, respectively.

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

11.   EMPLOYEE BENEFIT PLANS (Continued)

The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the dates payments are expected to expire.  The expense incurred for this plan for the years ended December 31, 2012 and 2011 amounted to $93,000 and $97,000, respectively.  The accrued liability recorded for this plan was $742,000 and $649,000 at December 31, 2012 and 2011, respectively.

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

Compensation costs related to the ESOP were $146,000 and $65,000 for the years ended December 31, 2012 and 2011, respectively.  The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $3 million and $2.5 million as of December 31, 2012 and 2011, respectively.  A summary of the ESOP share allocation as of December 31, 2012 and 2011 follows.

	2012	2011
Shares allocated, beginning of year	5,819	--
Shares allocated during the year	11,638	5,819
Allocated shares held by ESOP trust as of year end	17,457	5,819
Unallocated shares	215,303	226,941
Total ESOP shares	232,760	232,760

Recognition and Retention Plan

In January 2012, the shareholders of State Investors Bancorp approved the adoption of the 2012 Recognition and Retention Plan (the “RRP”) and Trust Agreement. To fund the RRP, during the year ended December 31, 2012, the RRP Trust acquired 116,380 shares of the Company’s stock in the open market at an average price of $13.03.  Pursuant to the agreement, 81,462 shares were granted to certain officers, employees and directors of the Company in January 2012, with 34,918 shares remaining available for future grant.  The RRP share awards have vesting periods from five to seven years. As of December 31, 2012, the cost of such shares held by the RRP totaled $1,517,000, which is included in the Company’s unallocated common stock held by the RRP in the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

11.   EMPLOYEE BENEFIT PLANS (Continued)

Recognition and Retention Plan - (Continued)

A summary of the status of the shares under the RRP as of December 31, 2012 and changes during the year is as follows:

	December 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at the beginning of the year	--	$--
Granted	81,462	11.82
Forfeited	--	--
Released	--	--
Balance at the end of the period	81,462	$11.82

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the year ended December 31, 2012, $133,000 in compensation expense was recognized.  As of December 31, 2012, approximately $830,000 in additional compensation expense will be recognized over the remaining average service period of approximately 5 to 7 years.

Stock Options

In January 2012, the shareholders of State Investors Bancorp approved the adoption of the 2012 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 290,950 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Company granted 216,755 stock options on January 24, 2012 to certain officers, employees and directors of the Company at an exercise price of $11.82 per share, equal to the fair market value of the common stock on the grant date.  The remaining 74,195 stock options are available for future grant.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.  This model requires management to make certain assumptions, including the expected life of the option, the risk-free interest rate, expected volatility and the expected dividend yield.  The following assumptions were made in estimating 2012 fair values:

Expected dividends	0%
Expected volatility	13.35%
Risk-free interest rate	2.08%
Expected term (in years)	10

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

11.   EMPLOYEE BENEFIT PLANS (Continued)

Stock Options - (Continued)

A summary of option activity under the Company’s Option Plan as of December 31, 2012 and changes during the year is as follows:

	December 31, 2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	--	$--	$--
Granted	216,755	11.82	3.11
Exercised	--	--	--
Forfeited	--	--	--
Outstanding at the end of the year	216,755	$11.82	$3.11
Exercisable at the end of the year	29,985	11.82	$3.11

During the year ended December 31, 2012, $93,000 in compensation expense was recognized.  As of December 31, 2012, approximately $581,000 in additional compensation expense will be recognized over the remaining average service period of approximately 5.7 years.

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

13.  EARNINGS PER SHARE

Earnings per common share was computed based on the following:

	Years ended December 31,
	2012	2011
	(in thousands, except per share data)
Numerator
Income applicable to common shares	$752	$1,050
Denominator
Weighted average common shares outstanding	2,860	1,419
Effect of dilutive securities	15	--
Weighted average common shares outstanding – assuming dilution	2,875	1,419
Earnings per common share	$0.26	$0.74
Earnings per common share - assuming dilution	$0.26	$0.74

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

14.    COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Bank has various outstanding commitments that are not reflected in the accompanying financial statements.  The principal commitments of the Bank are as follows:

Lease Commitment:

At December 31, 2012, the Bank was obligated under a noncancelable operating lease on its location on Harrison Avenue in the city of New Orleans. The lease continues through August 31, 2014 with options to renew for two successive ten-year periods at specified rental amounts.  Total rental expense was approximately $30,000 for the years ended December 31, 2012 and 2011.

The future minimum rental commitments under the operating lease at December 31, 2012 are as follows:

Year Ended December 31,	Amount

2013	$30,000
2014	20,000

Total Minimum Payments Required	$50,000

Loan Commitments:

At December 31, 2012, the Bank had outstanding commitments to originate fixed-rate loans in the amount of $3.6 million.  The Bank also had commitments for unused lines of credit of $1.6 million and undisbursed portion of loans in process of $3 million at December 31, 2012.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

Borrowings:

At December 31, 2012, the Bank had unused borrowing capacity of approximately $91.8 million with the Federal Home Loan Bank.  Additionally, the Bank has a Master Purchase Agreement with First National Bankers’ Bank (FNBB) whereby the Bank may purchase federal funds from FNBB in an amount not to exceed $14.4 million.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the notional amount which was $3.6 million at December 31, 2012.  The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

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

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2012 and 2011.  The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Available-for-sale:
Mortgage Backed Securities	$46,074	$--	$46,074	$--

	Fair Value at Reporting Date Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Available-for-sale:
Mortgage Backed Securities	$52,876	$--	$52,876	$--

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

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

	Fair Value at Reporting Date Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets
Impaired Loans	$4,633	$--	$4,633	$--

	Fair Value at Reporting Date Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets
Impaired Loans	$4,421	$--	$4,421	$--

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

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

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

The estimated approximate fair values of the Company’s financial instruments as of December 31, 2012 and 2011 are as follows:

	Carrying	Fair Value Measurements at December 31, 2012
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and Short-Term Investments	$12,729	$12,729	$12,729	$--	$--
Investment Securities
Available for sale	46,074	46,074	--	46,074	--
Investment Securities
Held to maturity	400	416	--	416	--
Loans - Net	174,832	177,000	--	--	177,000

Financial Liabilities:
Deposits	$161,163	$156,000	$--	$--	$156,000
FHLB Borrowings	39,286	41,000	--	41,000	--

	Carrying	Fair Value Measurements at December 31, 2011
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and Short-Term Investments	$7,700	$7,700	$7,700	$--	$--
Investment Securities
Available for sale	52,876	52,876	--	52,876	--
Investment Securities
Held to maturity	485	500	--	500	--
Loans - Net	175,130	176,000	--	--	176,000

Financial Liabilities:
Deposits	$157,561	$157,000	$--	$--	$157,000
FHLB Borrowings	42,308	44,000	--	44,000	--

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

18.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial statements of State Investors Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities. For the year ended December 31, 2011, the parent company commenced operations on July 6, 2011, therefore the statements of income and cash flows for the period July 6, 2011 to December 31, 2011 are shown.

CONDENSED BALANCE SHEET
	December 31,
	2012	2011
ASSETS	(In thousands)

Cash - non-interest bearing	$5,572	$5,648
Investment securities	--	5,993
Accrued interest receivable	--	11
Investment in subsidiary	37,864	36,309
Other assets	102	10

TOTAL ASSETS	$43,538	$47,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$36	$--

Stockholders’ Equity	43,502	47,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,538	$47,971

CONDENSED STATEMENT OF INCOME For the year ended December 31, 2012 and the period from July 6, 2011 to December 31, 2011
	2012	2011
	(In thousands)
OPERATING INCOME:
Interest on investment securities	$74	$24

TOTAL OPERATING INCOME	74	24

OPERATING EXPENSES:
Salaries and employee benefits	371	65
Other	107	11

TOTAL OPERATING EXPENSES	478	76

LOSS BEFORE INCOME TAXES AND INCREASE IN
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	(404)	(52)

INCOME TAX BENEFIT	92	10

LOSS BEFORE INCREASE IN EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	(312)	(42)

INCREASE IN EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDARY	1,064	603

NET INCOME	$752	$561

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011 (Continued)

18.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF CASH FLOWS
For the year ended December 31, 2012 and the period from July 6, 2011 to December 31, 2011

	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$752	$561
Adjustments to reconcile net income to net cash provided by
operating activities:
Net amortization of premium/discount on investments	78	4
Non cash compensation	371	66
(Increase) decrease in accrued interest	11	(11)
Increase in equity in net income of subsidiary	(1,064)	(603)
Increase in other assets	(92)	(10)

NET CASH PROVIDED BY OPERATING ACTIVITIES	56	7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributed to subsidiary	--	(13,966)
Purchases of available-for-sale securities	--	(6,106)
Proceeds from payment and sales on available-for-sale securities	6,020	109
Stock purchased for ESOP	--	(2,328)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,020	(22,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	--	29
Proceeds from common stock in excess of par	--	29,066
Costs of issuance of common stock	--	(1,163)
Purchase of treasury stock	(4,636)	--
Stock purchased for Recognition and Retention Plan	(1,516)	--

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,152)	27,932

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76)	5,648

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,648	--

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,572	$5,648

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

(c)           No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be held in May, 2013 (the “Proxy Statement”).

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2012 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2012 Stock Option Plan and 2012 Recognition and Retention Plan, which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	298,217	$11.82	109,113
Equity compensation plans not approved by security holders	--	--	--

Total	298,217	$11.82	109,113

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of State Investors Bancorp, Inc.	(1)
3.2	Bylaws of State Investors Bancorp, Inc.	(1)
4.0	Form of Stock Certificate of State Investors Bancorp, Inc.	(1)
10.1	State-Investors Bank Supplemental Executive Retirement Agreement for Anthony S. Sciortino*	(1)
10.2	State-Investors Bank 2009 Supplemental Retirement Plan for Non-Employee Directors*	(1)
10.3	Form of Employment Agreement between State-Investors Bank and Anthony S. Sciortino*	(1)
10.4	Form of Employment Agreement between State Investors Bancorp, Inc. and Anthony S. Sciortino*	(1)
10.5	Form of Employment Agreement between State-Investors Bank and Daniel McGowan*	(1)
10.6	Form of Employment Agreement between State Investors Bancorp, Inc. and Daniel McGowan*	(1)
10.7	State Investors Bancorp, Inc. 2012 Stock Option Plan	(2)
10.8	State Investors Bancorp, Inc. 2012 Recognition and Retention Plan and Trust Agreement	(2)
21.0	Subsidiaries of the Registrant	Reported in Item 1
23.0	Consent of Hannis T. Bourgeois, LLP	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document	(3)
101.SCH	XBRL Taxonomy Extension Schema Document	(3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(3)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	(3)

*	Denotes a management contract or compensatory plan or arrangement.

(Footnotes continued on following page)

(1)	Incorporated by reference from the like-numbered exhibit included in State Investors Bancorp, Inc.’s registration statement on Form S-1, filed March 7, 2011, as amended (SEC File No. 333-172659).
(2)
Incorporated by reference to Appendices A and B of the definitive proxy statement, dated December 14, 2011, filed by State Investors Bancorp, Inc. with the SEC on December 14, 2011 (SEC File No. 001-35221).

(3)
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

STATE INVESTORS BANCORP, INC.

March 29, 2013	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ Anthony S. Sciortino	Chairman of the Board, President and Chief Executive	March 29, 2013
Anthony S. Sciortino	Officer (principal executive officer)

/s/ Daniel McGowan	Director, Chief Financial Officer (principal financial and accounting officer)	March 29, 2013
Daniel McGowan
/s/ Jules G. Albert, Jr.	Director	March 29, 2013
Jules G. Albert, Jr.

/s/ Joseph J. Lepow	Director	March 29, 2013
Joseph J. Lepow

/s/ Sanford R. Maslansky	Director	March 29, 2013
Sanford R. Maslansky

/s/ Mahlon L. Oustalet	Director	March 29, 2013
Mahlon L. Oustalet

/s/ Dalton L. Woolverton	Director	March 29, 2013
Dalton L. Woolverton