Form 10-Q
period 2013-03-31
STATE INVESTORS BANCORP, INC.
filed 2013-05-15
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 12, 2013, 2,517,666 shares of the Registrant’s common stock were issued and outstanding.

STATE INVESTORS BANCORP, INC.
Form 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash – non-interest bearing	$8,362	$8,591
Cash – interest bearing	4,712	4,138
Cash and cash equivalents	13,074	12,729

Investment securities:
Available-for-sale	43,892	46,074
Held-to-maturity	379	400
Loans, net	176,428	174,832
Federal Home Loan Bank Stock	1,776	1,774
Accrued interest receivable	1,062	1,029
Premises and equipment, net	8,231	8,287
Deferred income taxes	73	162
Other assets	935	668

TOTAL ASSETS	$245,850	$245,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$159,909	$161,163
Advances from Federal Home Loan Bank	40,615	39,286
Advance payments by borrowers for taxes and insurance	923	1,027
Accrued interest payable	75	81
Other liabilities	1,109	896

TOTAL LIABILITIES	202,631	202,453

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value – 9,000,000 shares authorized; 2,909,500 issued; 2,524,506 outstanding at March 31, 2013 and 2,565,992 outstanding at December 31, 2012	29	29
Additional Paid in Capital	28,112	28,166
Treasury stock, 384,994 shares and 343,508 shares, at cost	(5,233)	(4,636)
Unallocated ESOP shares	(2,124)	(2,153)
Unallocated Recognition and Retention Plan (RRP) shares	(1,361)	(1,517)
Retained earnings-substantially restricted	23,034	22,907
Accumulated other comprehensive income	762	706

TOTAL STOCKHOLDERS’ EQUITY	43,219	43,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,850	$245,955

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,403	$2,402
Interest on investment securities	155	244
Other interest and dividends	2	2

TOTAL INTEREST INCOME	2,560	2,648

INTEREST EXPENSE:
Interest on deposits	433	491
Interest on Federal Home Loan Bank advances	207	196

TOTAL INTEREST EXPENSE	640	687

NET INTEREST INCOME	1,920	1,961
PROVISION FOR LOAN LOSSES	50	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,870	1,931

NON-INTEREST INCOME:
Service charges and fees	50	52

TOTAL NON-INTEREST INCOME	50	52

NON-INTEREST EXPENSES:
Salaries and employee benefits	936	836
Occupancy expense	205	179
Data processing	118	124
Security	58	62
Deposit insurance premiums	43	41
Advertising	18	11
Professional fees	86	100
Office supplies and postage	26	39
Other	212	249

TOTAL NON-INTEREST EXPENSES	1,702	1,641

INCOME BEFORE INCOME TAXES	218	342
INCOME TAX EXPENSE	91	132

NET INCOME	$127	$210
Earnings Per Common Share
Basic	$.05	$.07
Diluted	$.05	$.07

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2013	2012
	(Unaudited)

Net income	$127	$210

Other Comprehensive Income

Unrealized gains (losses) on investment securities (net of taxes of $29 and $180, respectively):	56	203

OTHER COMPREHENSIVE INCOME, net of taxes	56	203

COMPREHENSIVE INCOME	$183	$413

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
		Additional	Treasury	Unallocated	Unallocated		Other	Total
	Common	Paid In	Stock	ESOP	RRP	Retained	Comprehensive	Stockholders’
	Stock	Capital	At Cost	Shares	Shares	Earnings	Income	Equity
	(Unaudited)

Balance at December 31, 2011	$29	$27,910	$--	$(2,269)	$--	$22,155	$146	$47,971

Comprehensive Income:
Net Income	--	--	--	--	--	210	--	210
Other Comprehensive Income	--	--	--	--	--	--	203	203
Shares purchased for Recognition and Retention Plan (RRP)	--	--	--		(72)	--	--	(72)
RRP shares released for allocation	--	1	--	--	23	--	--	24
ESOP shares released for allocation	--	4	--	29	--	--	--	33
Share-based compensation cost	--	27	--	--	--	--	--	27

Balance at March 31, 2012	$29	$27,942	$--	$(2,240)	$(49)	$22,365	$349	$48,396

Balance at December 31, 2012	$29	$28,166	$(4,636)	$(2,153)	$(1,517)	$22,907	$706	$43,502

Comprehensive Income:
Net Income	--	--	--	--	--	127	--	127
Other Comprehensive Income	--	--	--	--	--	--	56	56
RRP shares released for allocation	--	128	--	--	156	--	--	28
ESOP shares released for allocation	--	13	--	29	--	--	--	42
Share-based compensation cost	--	61	--	--	--	--	--	61
Treasury Stock acquired at cost, 41,486 shares	--	--	(597)	--	--	--	--	(597)

Balance at March 31, 2013	$29	$28,112	$(5,233)	$(2,124)	$(1,361)	$23,034	$762	$43,219

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127	$210
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	30
Depreciation and amortization	71	75
Amortization of securities	129	109
Stock dividend on FHLB stock	(2)	(2)
Deferred income taxes provision (benefit)	60	(54)
Non cash compensation	131	84
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(33)	(6)
(Increase) decrease in other assets	(267)	131
Decrease in accrued interest payable	(6)	(11)
Increase in other liabilities	213	267

NET CASH PROVIDED BY OPERATING ACTIVITIES	473	833

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(1,646)	(4,336)
Proceeds from principal repayments of mortgage-backed securities	2,158	--
Redemption of FHLB stock	--	1,489
Purchase of FHLB stock	--	(146)
Purchases of premises and equipment	(14)	632

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	498	(2,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	(1,254)	(5,502)
Decrease in advances by borrowers for insurance and taxes	(104)	(70)
Advances from FHLB	2,000	23,000
Payments on advances from the FHLB	(671)	(19,316)
Stock purchased for Recognition and Retention Plan	--	(72)
Purchase of Treasury Stock	(597)	--

NET CASH USED IN FINANCING ACTIVITIES	(626)	(1,960)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	345	(3,488)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	12,729	7,700

CASH AND CASH EQUIVALENTS – END OF PERIOD	$13,074	$4,212

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$646	$698

Income taxes	$--	$--

Change in unrealized gain on securities available for sale	$84	$383

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited, consolidated financial statements of State Investors Bancorp for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K (File No. 001-35221).

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. For loans that are considered as impaired, an allowance is established based on the discounted cash flows for collateral value or observable market price of the impaired loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 provided additional clarification for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constituted a troubled debt restructuring.  ASU 2011-02 is effective for annual periods ending on or after December 15, 2012.  The disclosure requirements contained in ASU 2011-02 are presented in the financial statements in the Loans and Allowance for Loan Losses footnote as of March 31, 2013 and December 31, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 1 – Basis of Presentation (Continued)

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform with the 2013 financial statement presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

Note 2 – Investment Securities

A summary of the amortized cost and fair values of the investment securities is presented below:

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2013
Held to maturity:
GNMA Certificates	$296	$15	$--	$311
FNMA Certificates	69	3		72
FHLMC Certificates	14	1	--	15

Total held to maturity securities	379	19	--	398

Available-for-sale:
GNMA Certificates	42,737	1,155	--	43,892

Total securities	$43,116	$1,174	$--	$44,290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012
Held to maturity:
GNMA Certificates	$310	$13	$--	$323
FNMA Certificates	74	3	--	77
FHLMC Certificates	16	--	--	16

Total held to maturity securities	400	16	--	416

Available-for-sale:
GNMA Certificates	45,003	1,071	--	46,074

Total securities	$45,403	$1,087	$--	$46,490

The amortized cost and fair values of the securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
Mortgage-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
March 31, 2013
Amounts maturing in:
One year or less	$--	$--	$--	$--
After one year through five years	377	396	26,179	26,812
After five years through ten years	2	2	16,060	16,562
After ten years	--	--	498	518
	$379	$398	$42,737	$43,892

There were no sales or calls of available for sale securities during the three months ended March 31 2013 or 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

There were no gross unrealized losses in investment securities at March 31, 2013 and December 31, 2012.

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Real estate loans:
One-to four-family residential	$119,335	$121,595
Commercial real estate	40,766	37,284
Multi-family residential	5,483	5,421
Land	2,719	2,916
Residential construction	2,820	2,309

Total real estate loans	171,123	169,525
Other loans:
Home equity lines of credit	4,612	4,641
Consumer non-real estate loans	1,442	1,560
Commercial business loans	662	675

Total other loans	6,716	6,876

Total loans	177,839	176,401
Less:
Deferred loan fees	(155)	(133)
Allowance for loan losses	(1,256)	(1,436)

Net loans	$176,428	$174,832

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables set forth, for the three months ended March 31, 2013 and year ended December 31, 2012, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the three Months Ended March 31, 2013 and Year Ended December 31, 2012

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
March 31, 2013
Allowance for credit losses:
Beginning balance	$578	$844	$9	$--	$5	$1,436
Charge-offs	(98)	(122)	--	--	(10)	(230)
Recoveries	--	--	--	--	--	--
Provision	(33)	74	(3)	2	10	50
Ending balance	$447	$796	$6	$2	$5	$1,256

Ending balance:
Individually evaluated for impairment	$30	$--	$--	$--	$--	$30

Ending balance:
Collectively evaluated for impairment	$417	$796	$6	$2	$5	$1,226

Loans receivable:
Ending balance	$123,947	$48,968	$2,820	$662	$1,442	$177,839

Ending balance:
Individually evaluated for impairment	$1,317	$2,530	$--	$--	$--	$3,847

Ending balance:
Collectively evaluated for impairment	$122,630	$46,438	$2,820	$662	$1,442	$173,992

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
December 31, 2012

Allowance for credit losses:
Beginning balance	$1,168	$387	$30	$--	$11	$1,596
Charge-offs	(12)	(290)	--	--	--	(302)
Recoveries	--	--	--	--	--	--
Provision	(578)	747	(21)	--	(6)	142
Ending balance	$578	$844	$9	$--	$5	$1,436

Ending balance:
Individually evaluated for impairment	$121	$--	$--	$--	$--	$121

Ending balance:
Collectively evaluated for impairment	$457	$844	$9	$--	$5	$1,315

Loans receivable:
Ending balance	$126,236	$45,621	$2,309	$675	$1,560	$176,401

Ending balance:
Individually evaluated for impairment	$1,834	$2,909	$--	$--	$10	$4,753

Ending balance:
Collectively evaluated for impairment	$124,402	$42,712	$2,309	$675	$1,550	$171,648

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of March 31, 2013 and December 31, 2012, loan balances past due more than 90 days and still accruing interest amounted to $367,000 and $326,000, respectively. As of March 31, 2013 and December 31, 2012, loan balances on non-accrual status amounted to $2.38 million and $2.95 million, respectively. The Company considers all non-accruing loans and loans more than 90 days past due as non-performing loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

At March 31, 2013 and December 31, 2012, the credit quality indicators, disaggregated by class of loan, are presented in the following tables.

	March 31, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential	$115,245	$1,707	$2,383	$--	$119,335
Commercial real estate	38,270	259	2,237	--	40,766
Multi-family residential	4,200	--	1,283	--	5,483
Land	1,817	902	--	--	2,719
Residential construction	2,820	--	--	--	2,820
Home equity lines of credit	4,077	35	500	--	4,612
Consumer non-real estate loans	1,432	--	10	--	1,442
Commercial business loans	662	--	--	--	662
Total Loans	$168,523	$2,903	$6,413	$--	$177,839

	December 31, 2012
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential	$118,085	$2,365	$1,145	$--	$121,595
Commercial real estate	35,203	1,145	936	--	37,284
Multi-family residential	3,861	--	1,560	--	5,421
Land	2,916	--	--	--	2,916
Residential construction	2,309	--	--	--	2,309
Home equity lines of credit	4,641	--	--	--	4,641
Consumer non-real estate loans	1,540	--	20	--	1,560
Commercial business loans	675	--	--	--	675
Total Loans	$169,230	$3,510	$3,661	$--	$176,401

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.
●
Special mention loans have existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in collateral values.

●
Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios.  The loan may be past due.  Immediate corrective action is necessary.

●	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

These classifications were the most current available as of March 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2013 and December 31, 2012:

Aged Analysis of Past Due Loans Receivable as of March 31, 2013 and December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
March 31, 2013
Mortgage Loans:
Permanent:
1 to 4 Family	$3,067	$2,021	$627	$5,715	$118,232	$123,947	$367
Multifamily	--	--	1,283	1,283	4,200	5,483	--
Commercial RE	456	--	836	1,292	39,474	40,766	--
Other	--	--	--	--	2,719	2,719	--
Construction-Residential	--	--	--	--	2,820	2,820	--
Nonmortgage Loans:
Commercial	--	--	--	--	662	662	--
Consumer	--	--	--	--	1,442	1,442	--

Total	$3,523	$2,021	$2,746	$8,290	$169,549	$177,839	$367

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
December 31, 2012
Mortgage Loans:
Permanent:
1 to 4 Family	$1,919	$491	$772	$3,182	$123,054	$126,236	$326
Multifamily	--	--	1,560	1,560	3,861	5,421	--
Commercial RE	805	116	936	1,857	35,427	37,284	--
Other	59	55	--	114	2,802	2,916	--
Construction-Residential	--	--	--	--	2,309	2,309	--
Nonmortgage Loans:
Commercial	--	--	--	--	675	675	--
Consumer	--	--	10	10	1,550	1,560	--

Total	$2,783	$662	$3,278	$6,723	$169,678	$176,401	$326

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Loan Receivables on Nonaccrual Status

	March 31, 2013	December 31, 2012
Mortgage Loans:	(In thousands)
Permanent, Secured by
1 to 4 Family	$259	$456
Multifamily	1,283	1,560
Commercial RE	836	936
	2,378	2,952

Nonmortgage Loans:
Consumer Loans	--	--
Total Loans on Nonaccrual Status	$2,378	$2,952

A summary of the impaired loans by class of loans as of and for the three months ended March 31, 2013 and year ended December 31, 2012, is as follows:

Impaired Loans as of and for the Three Months Ended March 31, 2013 and Year Ended December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013	(In thousands)
With an allowance recorded:
Mortgage Loans:
Permanent, Secured by:
1-4 Family	$128	$128	$30	$128	$1
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$128	$128	$30	$128	$1
With no allowance recorded:
Mortgage Loans:
Permanent, Secured by:
1-4 Family	$1,189	$1,189	$--	$1,189	$13
Multifamily	1,283	1,283	--	1,283	--
Commercial RE	1,247	1,247	--	1,297	5
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$3,719	$3,719	$--	$3,769	$18
Total Impaired Loans:
Mortgage Loans:
Permanent	$3,847	$3,847	$30	$3,897	$19
Construction	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$3,847	$3,847	$30	$3,897	$19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012	(In thousands)
With an allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$227	$227	$121	$227	$7
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$227	$227	$121	$227	$7

With no allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$1,607	$1,607	$--	$1,607	$77
Multifamily	1,560	1,560	--	1,560	6
Commercial RE	1,349	1,349	--	1,494	22
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	10	10	--	10	--
	$4,526	$4,526	$--	$4,671	$105

Total Impaired Loans:
Mortgage Loans
Permanent	$4,743	$4,743	$121	$4,888	$112
Construction	--	--	-	--	--
Nonmortgage Loans
Commercial	10	10	--	10	--
Consumer	--	--	--	--	--

	$4,753	$4,753	$121	$4,898	$112

The following tables summarize information relative to the loan modifications as of March 31, 2013 and December 31, 2012.  All of these loans are included in impaired loans as of March 31, 2013 and December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Modifications as of March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	6	$1,831	$1,597
Construction	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	6	$1,831	$1,597

Modifications as of December 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	6	$1,831	$1,604
Construction	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	6	$1,831	$1,604

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

Note 4 – Deposits

Deposit account balances at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
	(In thousands)

NOW accounts	$25,529	$21,793
Money Market funds	7,660	8,015
Passbook savings	27,296	27,106
Certificates of deposit	99,424	104,249

	$159,909	$161,163

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2013 and December 31, 2012. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2013
Available-for-sale:
Mortgage Backed Securities	$43,892	$--	$43,892	$--

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 - Fair Values of Financial Instruments (Continued)

Fair Value Disclosures (Continued)

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
Available-for-sale:
Mortgage Backed Securities	$46,074	$--	$46,074	$--

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

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2013
Assets
Impaired Loans	$3,818	$--	$3,818	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
Assets
Impaired Loans	$4,633	$--	$4,633	$--

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

	Carrying	Fair Value Measurements at March 31, 2013
	Amount	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:

Cash and Short-Term Investments	$13,074	$13,074	$13,074	$--	$--
Investment Securities
Available for sale	43,892	43,892	--	43,892	--
Investment Securities
Held to maturity	379	398	--	398	--
Loans – Net	176,428	179,000	--	--	179,000

Financial Liabilities:

Deposits	$159,909	$153,000	$--	$--	$153,000
FHLB Borrowings	40,615	42,000	--	42,000	--

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 – Fair Values of Financial Instruments (Continued)

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and Short-Term Investments	$12,729	$12,729	$12,729	$--	$--
Investment Securities
Available for sale	46,074	46,074	--	46,074	--
Investment Securities
Held to maturity	400	416	--	416	--
Loans – Net	174,832	177,000	--	--	177,000

Financial Liabilities:
Deposits	$161,163	$156,000	$--	$--	$156,000
FHLB Borrowings	39,286	41,000	--	41,000	--

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

ESOP compensation expense for the three months ended March 31, 2013 and 2012 was $42,000 and $33,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Recognition and Retention Plan

In January 2012, the shareholders of State Investors Bancorp approved the adoption of the 2012 Recognition and Retention Plan (the “RRP”) and Trust Agreement. In order to fund the RRP, the RRP Trust acquired 116,380 shares of the Company's stock in the open market at an average price of $12.73 per share. Pursuant to the RRP, 81,462 shares were granted to certain officers, employees and directors of the Company in January 2012, with 34,918 shares remaining available for future grant.  The RRP share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP as of March 31, 2013 and changes during the three months ended March 31, 2013 is as follows:

	March 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value

Balance at the beginning of the year	81,462	$11.82
Granted	--	--
Forfeited	--	--
Released	12,231	11.82
Balance at the end of the period	69,231	$11.82

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the three months ended March 31, 2013 and 2012, $36,000 and $24,105 in compensation expense was recognized, respectively.  As of March 31, 2013, approximately $794,000 in additional compensation expense will be recognized over the remaining average service period of approximately 5.5 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Stock Options (Continued)

A summary of option activity under the Company’s Option Plan as of March 31, 2013 and changes during the three months ended March 31, 2013 is as follows:

	March 31, 2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the year	216,755	$11.82	$3.11
Granted	--	--	--
Exercised	--	--	--
Forfeited	--	--	--
Outstanding at the end of the period	216,755	$11.82	$3.11
Exercisable at the end of the period	38,162	$11.82	$3.11

During the three months ended March 31, 2013 and 2012, $25,422 and $25,623 in compensation expense was recognized, respectively.  As of March 31, 2013, approximately $555,000 in additional compensation expense will be recognized over the remaining average service period of approximately 5.5 years.

Note 7 – Earning Per Share

Earnings per common share was computed based on the following:

	Three Months ended March 31,
	2013	2012
	(in thousands, except per share data)
Numerator
Income applicable to common shares	$127	$210
Denominator
Weighted average common shares outstanding	2,545	2,910
Effect of dilutive securities	53	--
Weighted average common shares outstanding – assuming dilution	2,598	2,910
Earnings per common share	$0.05	$0.07
Earnings per common share - assuming dilution	$0.05	$0.07

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State Investors Bancorp, Inc. (“State Investors Bancorp” or the “Company”) from December 31, 2012 to March 31, 2013 and on its results of operations during the quarters ended March 31, 2013 and 2012. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

General.  The Company’s total assets decreased by $105,000, to $245.9 million at March 31, 2013, compared to $246.0 million at December 31, 2012. For the three months ended March 31, 2013, the decrease in our assets was primarily due to decreases in mortgage-backed securities of $2.2 million, or 4.7%, partially offset by increases in net loans receivable of $1.6 million, or 0.9%, cash and cash equivalents of $345,000, or 2.7%, and other assets of $267,000, or 40.0%, compared to December 31, 2012.

Cash and Cash Equivalents. Cash and cash equivalents increased $345,000, or 2.7%, from $12.7 million at December 31, 2012 to $13.1 million at March 31, 2013.

Loans Receivable, Net.  Loans receivable, net, increased by $1.6 million, or 0.9%, to $176.4 million at March 31, 2013 compared to $174.8 million at December 31, 2012. During the three months ended March 31, 2013, our total loan originations and purchases amounted to $8.8 million and loan principal payments were $7.3 million. All of our loans are originated for portfolio. The increase in loans receivable, net, was primarily due to increases in commercial real estate loans of $3.5 million, residential construction loans of $511,000, and multi-family residential loans of $62,000. These increases were partially offset by decreases of $2.3 million in one-to-four family residential loans, $197,000 in land loans, $118,000 in consumer loans, $29,000 in home equity lines of credit, and $13,000 in commercial business loans.

Investment Securities.  Mortgage-backed securities amounted to $44.3 million at March 31, 2013 compared to $46.5 million at December 31, 2012, a decrease of $2.2 million, or 4.7%. The decrease in mortgage-backed securities at March 31, 2013, was due to paydowns received during the three-month period, offset by unrealized gains on available-for-sale securities.

Premises and Equipment, Net.  Premises and equipment, net, decreased $56,000, to $8.2 million at March 31, 2013, compared to $8.3 million at December 31, 2012, primarily due to depreciation of fixed assets.

Total liabilities.  Total liabilities increased $178,000, at March 31, 2013, to $202.6 million compared to $202.5 million at December 31, 2012. Deposits decreased $1.3 million, or 0.8%, to $159.9 million at March 31, 2013, compared to $161.2 million at December 31, 2012, primarily due to decreases in certificates of deposit of $4.8 million, or 4.6%, and money market deposit accounts of $355,000, or 4.4%, partially offset by a $3.7 million, or 17.1% increase in checking accounts and a $190,000, or 0.7%, increase in passbook savings accounts.  We had $40.6 million of advances from the Federal Home Loan Bank at March 31, 2013 compared to $39.3 million at December 31, 2012, an increase of $1.3 million, or 3.4%.

Total Stockholders’ Equity.  Total stockholders’ equity amounted to $43.2 million at March 31, 2013 compared to $43.5 million at December 31, 2012, a decrease of $283,000, or 0.7%. The reason for the decrease in our total stockholders’ equity was primarily due to the purchase of $597,000 of treasury stock, under the Company’s third stock repurchase program, partially offset by net income of $127,000 for the three months ended March 31, 2013, an increase in unrealized gain on securities available for sale of $56,000, net of the deferred tax effect and amortization of stock awards and options under our stock compensation plans of $61,000, and the release of $42,000 in ESOP shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. The Company’s net income amounted to $127,000 for the three months ended March 31, 2013, a decrease of $83,000, or 39.5%, compared to net income of $210,000 for the three months ended March 31, 2012. This decrease was primarily due to a decrease in net interest income of $41,000, or 2.1%, and an increase in non-interest expense of $61,000, or 3.7%.  The decrease in net interest income was due to a decrease of $88,000, or 3.3%, in total interest income in the first quarter of 2013 primarily as a result of decreases in the average yield on interest earning assets, partially offset by a decrease of $47,000, or 6.8%, of total interest expense.

Net Interest Income. Net interest income amounted to $1.9 million for the three months ended March 31, 2013 compared to $2.0 million for the three months ended March 31, 2012. The $41,000, or 2.1%, decrease was primarily due to an $88,000 decrease in total interest income. Interest paid on deposits decreased $58,000, while interest on Federal Home Loan Bank advances increased $11,000 for the three months ended March 31, 2013, compared to the prior year period.

The average interest rate spread was 3.13% and 3.06% for the three months ended March 31, 2013 and 2012. Average interest-earning assets to average interest-bearing liabilities decreased from 125.24% for the three months ended March 31, 2012 to 122.84% for the three months ended March 31, 2013. The average interest rate spread reflects the decrease in average rate paid on interest-bearing liabilities from 1.47% for the first quarter of 2012 to 1.39% for the first quarter of 2013 offset by a decrease in the average yield on interest earning assets from 4.53% for the first quarter of 2012 to 4.52% for the first quarter of 2013. Net interest margin increased 3 basis points from 3.36% to 3.39% at March 31, 2012 and 2013, respectively.

Interest income decreased $88,000 or 3.3%, to $2.56 million for the three months ended March 31, 2013 compared to $2.6 million for the first quarter of 2012. The decrease was primarily due to a 48 basis point decrease in the average yield on mortgage-backed securities from 1.86% for the first quarter in 2012 to 1.38 for the first quarter of 2013. To a lesser extent, the decrease in interest income was due to a 9 basis point decrease in the average yield  on other interest earning assets from 0.22% for the first quarter of 2012 to 0.13% for the first quarter in 2013.  The decrease was partially offset by a 6 basis point increase in the average yield on loans receivable from 5.41% for the first quarter of 2012 to 5.47% for the first quarter of 2013.

Interest expense decreased by $47,000, or 6.8%, to $640,000 for the three months ended March 31, 2013 compared to $687,000 for the three months ended March 31, 2012, primarily as a result of a 21 basis point decrease in the average rate paid on certificate of deposit accounts, and a $4.8 million decrease in the average balance of Federal Home Loan Bank advances, offset by a 33 basis point increase in the average cost of such advances. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the period. The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit outflows.

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

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$175,773	$2,403	5.47%	$177,452	$2,402	5.41%
Mortgage-backed securities	44,963	155	1.38%	52,450	244	1.86%
Other interest-earning assets	5,991	2	0.13%	3,685	2	0.22%
Total interest-earning assets	226,727	2,560	4.52%	233,587	2,648	4.53%
Non-interest-earning assets	16,722			13,567
Total assets	$243,449			$247,154

Interest-bearing liabilities:
Savings, NOW and money market accounts	$44,494	20	0.18%	$40,373	19	0.19%
Certificates of deposit	100,604	413	1.64%	101,875	472	1.85%
Total deposits	145,098	433	1.19%	142,248	491	1.38%
FHLB advances	39,476	207	2.10%	44,265	196	1.77%
Total interest-bearing liabilities	184,574	640	1.39%	186,513	687	1.47%
Non-interest-bearing liabilities	15,514			12,377
Total liabilities	200,088			198,890

Equity	43,361			48,264
Total liabilities and equity	$243,449			$247,154

Net interest-earning assets	$42,153			$47,074

Net interest income, average interest rate spread		$1,920	3.13%		$1,961	3.06%

Net interest margin(2)			3.39%			3.36%

Average interest earning assets to average interest bearing liabilities			122.84%			125.24%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Specific provisions are assessed for each loan that is reviewed for impairment or for which a probable loss has been identified.  The allowance related to loans that are identified as impaired is based on discounted expected future cash flows using the loan’s initial effective interest rate, the observable market value of the loan, or the estimated fair value of the collateral for certain collateral dependent loans.  Factors contributing to the determination of specific provisions include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  General allowances are established based on historical charge-offs considering factors that include risk rating, concentrations and loan type.  For the general allowance, management also considers trends in elinquencies and non-accrual loans, concentrations, volatility of risk ratings and the evolving mix in terms of collateral, relative loan size and the degree of seasoning within the various loan products.

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

During the three months ended March 31, 2013, we made a provision of $50,000. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges, was $50,000 for the three months ended March 31, 2013, a decrease of $2,000 compared to non-interest income of $52,000 for the three months ended March 31, 2012. The decrease was primarily due to a decrease in loan application fee income and fees associated with late charges on loans.

Non-Interest Expense. Non-interest expense increased by $61,000, or 3.7% to $1.7 million for the three months ended March 31, 2013 from $1.6 million during the prior year period. The increase was primarily due to an increase in salaries and employee benefits expense of $100,000, or 12.0%, as well as increases of $26,000, or 14.5%, in occupancy expense, $7,000, or 63.6%, in advertising, and $2,000, or 4.9%, in deposit insurance premiums, partially offset by decreases of $37,000, or 14.9%, in other non-interest expense, $14,000, or 14.0%, in professional expense, $13,000, or 33.3%, in office supplies and postage expense, and $6,000, or 4.8%, in data processing expense.

Income Tax Expense. The income tax expense amounted to $91,000 and $132,000 for the three months ended March 31, 2013 and 2012, respectively. Our effective federal tax rate was 42% and 39% for the three months ended March 31, 2013 and 2012, respectively.

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

A significant portion of the Company’s liquidity consists of interest bearing and non-interest earning deposits.  The Company’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At March 31, 2013, the Company had $40.6 million of advances from the Federal Home Loan Bank of Dallas and had $88.9 million in additional borrowing capacity. Additionally, at March 31, 2013, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.4 million. There were no amounts purchased under this agreement as of March 31, 2013.

At March 31, 2013, the Company had outstanding loan commitments of $6.3 million to originate loans.  At March 31, 2013, certificates of deposit scheduled to mature in less than one year totaled $50.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At March 31, 2013, State-Investors Bank exceeded each of its capital requirements with ratios of 15.27%, 27.85% and 28.86%, respectively.  As a savings and loan holding company, State Investors Bancorp is not currently subject to any regulatory capital requirements.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2013 – January 31, 2013	4,896	$13.91	4,896	199,071
February 1, 2013 – February 28, 2013	33,982	14.51	33,982	165,089
March 1, 2013 – March 31, 2013	2,608	14.51	2,608	162,481
Total	41,486	$14.41	41,486	162,481

Notes to this table:

(a)
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

STATE INVESTORS BANCORP, INC.

Date: May 14, 2013	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
President and Chief Executive Officer

Date: May 14, 2013	By:	/s/ Daniel McGowan
Daniel McGowan
Chief Financial Officer