Form 10-Q
period 2013-06-30
STATE INVESTORS BANCORP, INC.
filed 2013-08-14
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 13, 2013, 2,488,926 shares of the Registrant’s common stock were issued and outstanding.

STATE INVESTORS BANCORP, INC.
Form 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash – non-interest bearing	$3,502	$8,591
Cash – interest bearing	5,166	4,138
Cash and cash equivalents	8,668	12,729

Investment securities:
Available-for-sale	42,661	46,074
Held-to-maturity	356	400
Loans, net	183,834	174,832
Federal Home Loan Bank Stock	2,027	1,774
Accrued interest receivable	1,010	1,029
Premises and equipment, net	8,162	8,287
Deferred income taxes	256	162
Other real estate, net	116	--
Other assets	561	668

TOTAL ASSETS	$247,651	$245,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$155,487	$161,163
Advances from Federal Home Loan Bank	47,006	39,286
Advance payments by borrowers for taxes and insurance	1,117	1,027
Accrued interest payable	79	81
Other liabilities	1,176	896

TOTAL LIABILITIES	204,865	202,453

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value – 9,000,000 shares authorized; 2,909,500 issued; 2,496,501 outstanding at June 30, 2013 and 2,565,992 outstanding at December 31, 2012	29	29
Additional Paid in Capital	28,187	28,166
Treasury stock, 412,999 shares and 343,508 shares, at cost	(5,643)	(4,636)
Unallocated ESOP shares	(2,095)	(2,153)
Unallocated Recognition and Retention Plan (RRP) shares	(1,361)	(1,517)
Retained earnings-substantially restricted	23,109	22,907
Accumulated other comprehensive income	560	706

TOTAL STOCKHOLDERS’ EQUITY	42,786	43,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$247,651	$245,955

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,350	$2,417	$4,753	$4,819
Interest on investment securities	117	212	272	456
Other interest and dividends	2	3	4	5

TOTAL INTEREST INCOME	2,469	2,632	5,029	5,280

INTEREST EXPENSE:
Interest on deposits	416	473	849	964
Interest on Federal Home Loan Bank advances	221	196	428	392

TOTAL INTEREST EXPENSE	637	669	1,277	1,356

NET INTEREST INCOME	1,832	1,963	3,752	3,924
PROVISION FOR LOAN LOSSES	56	32	106	62

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,776	1,931	3,646	3,862

NON-INTEREST INCOME:
Service charges and fees	53	76	103	128
Net (loss) on sale/writedown of other real estate	(36)	--	(36)	--

TOTAL NON-INTEREST INCOME	17	76	67	128

NON-INTEREST EXPENSES:
Salaries and employee benefits	822	828	1,758	1,664
Occupancy expense	211	161	416	340
Data processing	162	89	280	213
Security	61	60	119	122
Deposit insurance premiums	(1)	73	42	114
Advertising	20	13	38	24
Professional fees	124	136	210	236
Office supplies and postage	27	38	53	77
Other	229	235	441	484

TOTAL NON-INTEREST EXPENSES	1,655	1,633	3,357	3,274

INCOME BEFORE INCOME TAXES	138	374	356	716
INCOME TAX EXPENSE	63	138	154	270

NET INCOME	$75	$236	$202	$446
Earnings Per Common Share
Basic	$0.03	$0.08	$0.08	$0.15
Diluted	$0.03	$0.08	$0.08	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Six Months Ended
	June 30,
	2013	2012
	(Unaudited)

Net income	$202	$446

Other Comprehensive Income

Unrealized gains (losses) on investment securities (net of (taxes) benefit of $77 and $(160), respectively)	(146)	310

OTHER COMPREHENSIVE INCOME (LOSS), net of taxes	(146)	310

COMPREHENSIVE INCOME	$56	$756

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
		Additional	Treasury	Unallocated	Unearned		Other	Total
	Common	Paid In	Stock	ESOP	RRP	Retained	Comprehensive	Stockholders’
	Stock	Capital	At Cost	Shares	Shares	Earnings	Income	Equity
	(Unaudited)

Balance at December 31, 2011	$29	$27,910	$--	$(2,269)	$--	$22,155	$146	$47,971

Comprehensive Income:
Net Income	--	--		--	--	446	--	446
Other Comprehensive Income	--	--		--	--	--	310	310
Shares purchased for Recognition and Retention Plan (RRP)	--	--		--	(229)	--	--	(229)
Amortization of awards under RRP	--	(1)		--	61	--	--	60
ESOP shares released for allocation	--	11		58	--	--	--	69
Stock option expense	--	42	--	--	--	--	--	42

Balance at June 30, 2012	$29	$27,962	$--	$(2,211)	$(168)	$22,601	$456	$48,669

Balance at December 31, 2012	$29	$28,166	$(4,636)	$(2,153)	$(1,517)	$22,907	$706	$43,502

Comprehensive Income:
Net Income	--	--	--	--	--	202	--	202
Other Comprehensive Income (loss)	--	--	--	--	--	--	(146)	(146)
RRP shares released for allocation	--	(128)	--	--	156	--	--	28
ESOP shares released for allocation	--	26	--	58	--	--	--	84
Share based compensation cost	--	123	--	--	--	--	--	123
Treasury Stock acquired at cost, 69,491 shares	--	--	(1,007)	--	--	--	--	(1,007)

Balance at June 30, 2013	$29	$28,187	$(5,643)	$(2,095)	$(1,361)	$23,109	$560	$42,786

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$202	$446
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	106	62
Depreciation and amortization	139	151
Amortization of securities	282	229
Stock dividend on FHLB stock	(3)	(4)
Deferred income taxes provision (benefit)	(19)	(80)
Non-cash compensation	235	171
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	19	(5)
Decrease in other assets	108	218
Decrease in accrued interest payable	(2)	(9)
Increase in other liabilities	283	191

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,350	1,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(9,224)	(4,409)
Proceeds from principal repayments of mortgage-backed securities	4,937	3,250
Purchases of mortgage-backed securities	(1,984)	--
Redemption of FHLB stock	--	632
Purchase of FHLB stock	(250)	(343)
Purchases of premises and equipment	(14)	--

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,535)	(870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	(5,676)	(5,265)
Increase in advances by borrowers for insurance and taxes	87	207
Advances from FHLB	11,062	51,000
Payments on advances from the FHLB	(3,342)	(45,528)
Stock purchased for Recognition and Retention Plan	--	(229)
Purchase of Treasury Stock	(1,007)	--

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,124	(185)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,061)	(685)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	12,729	7,700

CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,668	$8,385

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$1,279	$1,365

Income taxes	$138	$213

Transfer from loans to other real estate	$116	$--

Change in unrealized gain on securities available for sale	$(223)	$470

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six months ended June 30, 2013, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited, consolidated financial statements of State Investors Bancorp for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K (File No. 001-35221).

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. For loans that are considered impaired, an allowance is established based on the discounted cash flows for collateral value or observable market price of the impaired loan. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 provided additional clarification for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constituted a troubled debt restructuring.  ASU 2011-02 is effective for annual periods ending on or after December 15, 2012.  The disclosure requirements contained in ASU 2011-02 are presented in the financial statements in the Loans and Allowance for Loan Losses footnote as of June 30, 2013 and December 31, 2012.

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

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

Note 2 – Investment Securities

A summary of the amortized cost and fair values of the investment securities is presented below:

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
June 30, 2013
Held to maturity:
GNMA Certificates	$283	$11	$--	$294
FNMA Certificates	60	3	--	63
FHLMC Certificates	13	1	--	14

Total held to maturity securities	356	15	--	371

Available-for-sale:
GNMA Certificates	41,812	862	(13)	42,661

Total securities	$42,168	$877	$(13)	$43,032

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
December 31, 2012
Held to maturity:
GNMA Certificates	$310	$13	$--	$323
FNMA Certificates	74	3	--	77
FHLMC Certificates	16	--	--	16

Total held to maturity securities	400	16	--	416

Available-for-sale:
GNMA Certificates	45,003	1,071	--	46,074

Total securities	$45,403	$1,087	$--	$46,490

The amortized cost and fair values of the securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
Mortgage-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
June 30, 2013
Amounts maturing in:
One year or less	$5	$5	$--	$--
After one year through five years	351	366	37,023	37,675
After five years through ten years	--	--	4,067	4,233
After ten years	--	--	722	753
	$356	$371	$41,812	$42,661

There were no sales or calls of available for sale securities during the six months ended June 30 2013 or 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

Gross unrealized losses in investment securities at June 30, 2013, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more are as follows. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of these securities.

	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
GNMA certificates (2 securities)	$1,626	$(13)	$-	$-	$1,626	$(13)
Totals	$1,626	$(13)	$-	$-	$1,626	$(13)

At December 31, 2012, there were no unrealized losses in investment securities.

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Real estate loans:
One-to four-family residential	$120,328	$121,595
Commercial real estate	49,184	37,284
Multi-family residential	5,347	5,421
Land	2,645	2,916
Residential construction	4,031	2,309

Total real estate loans	181,535	169,525
Other loans:
Home equity lines of credit	1,734	4,641
Consumer non-real estate loans	1,376	1,560
Commercial business loans	679	675

Total other loans	3,789	6,876

Total loans	185,324	176,401
Less:
Deferred loan fees	(184)	(133)
Allowance for loan losses	(1,306)	(1,436)

Net loans	$183,834	$174,832

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables set forth, for the six months ended June 30, 2013 and year ended December 31, 2012, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Six Months Ended June 30, 2013 and Year Ended December 31, 2012

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
June 30, 2013
Allowance for credit losses:
Beginning balance	$578	$844	$9	$--	$5	$1,436
Charge-offs	(104)	(122)	--	--	(10)	(236)
Recoveries	--	--	--	--	--	--
Provision	(58)	150	3	2	9	106
Ending balance	$416	$872	$12	$2	$4	$1,306

Ending balance:
Individually evaluated for impairment	$30	$--	$--	$--	$--	$30

Ending balance:
Collectively evaluated for impairment	$386	$872	$12	$2	$4	$1,276

Loans receivable: Ending balance	$122,062	$57,176	$4,031	$679	$1,376	$185,324

Ending balance: Individually evaluated for impairment	$1,398	$2,803	$--	$--	$--	$4,201

Ending balance: Collectively evaluated for impairment	$120,664	$54,373	$4,031	$679	$1,376	$181,123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage-Construction	Commercial	Consumer	Total
	(In thousands)
December 31, 2012

Allowance for credit losses:
Beginning balance	$1,168	$387	$30	$--	$11	$1,596
Charge-offs	(12)	(290)	--	--	--	(302)
Recoveries	--	--	--	--	--	--
Provision	(578)	747	(21)	--	(6)	142
Ending balance	$578	$844	$9	$--	$5	$1,436

Ending balance:
Individually evaluated for impairment	$121	$--	$--	$--	$--	$121

Ending balance:
Collectively evaluated for impairment	$457	$844	$9	$--	$5	$1,315

Loans receivable:
Ending balance	$126,236	$45,621	$2,309	$675	$1,560	$176,401

Ending balance:
Individually evaluated for impairment	$1,834	$2,909	$--	$--	$10	$4,753

Ending balance:
Collectively evaluated for impairment	$124,402	$42,712	$2,309	$675	$1,550	$171,648

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of June 30, 2013 and December 31, 2012, loan balances past due more than 90 days and still accruing interest amounted to $110,000 and $326,000, respectively. As of June 30, 2013 and December 31, 2012, loan balances on non-accrual status amounted to $2.74 million and $2.95 million, respectively. The Company considers all non-accruing loans and loans more than 90 days past due as non-performing loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

At June 30, 2013 and December 31, 2012, the credit quality indicators, disaggregated by class of loan, are presented in the following tables.

	June 30, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential	$115,603	$1,657	$3,068	$--	$120,328
Commercial real estate	45,891	845	2,448	--	49,184
Multi-family residential	4,119	--	1,228	--	5,347
Land	2,645	--	--	--	2,645
Residential construction	4,031	--	--	--	4,031
Home equity lines of credit	1,699	35	--	--	1,734
Consumer non-real estate loans	1,376	--	--	--	1,376
Commercial business loans	670	--	9	--	679
Total Loans	$176,034	$2,537	$6,753	$--	$185,324

	December 31, 2012
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential	$118,085	$2,365	$1,145	$--	$121,595
Commercial real estate	35,203	1,145	936	--	37,284
Multi-family residential	3,861	--	1,560	--	5,421
Land	2,916	--	--	--	2,916
Residential construction	2,309	--	--	--	2,309
Home equity lines of credit	4,641	--	--	--	4,641
Consumer non-real estate loans	1,540	--	20	--	1,560
Commercial business loans	675	--	--	--	675
Total Loans	$169,230	$3,510	$3,661	$--	$176,401

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.
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

These classifications were the most current available as of June 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of June 30, 2013 and December 31, 2012:

Aged Analysis of Past Due Loans Receivable as of June 30, 2013 and December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
June 30, 2013
Mortgage Loans:
Permanent:
1 to 4 Family	$2,009	$1,698	$328	$4,035	$118,027	$122,062	$110
Multifamily	--	--	1,228	1,228	4,119	5,347	--
Commercial RE	718	--	1,166	1,884	47,300	49,184	--
Other	--	--	--	--	2,645	2,645	--
Construction-Residential	450	--	--	450	3,581	4,031	--
Nonmortgage Loans:
Commercial	--	--	--	--	679	679	--
Consumer	--	--	--	--	1,376	1,376	--

Total	$3,177	$1,698	$2,722	$7,597	$177,727	$185,324	$110

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
December 31, 2012
Mortgage Loans:
Permanent:
1 to 4 Family	$1,919	$491	$772	$3,182	$123,054	$126,236	$326
Multifamily	--	--	1,560	1,560	3,861	5,421	--
Commercial RE	805	116	936	1,857	35,427	37,284	--
Other	59	55	--	114	2,802	2,916	--
Construction-Residential	--	--	--	--	2,309	2,309	--
Nonmortgage Loans:
Commercial	--	--	--	--	675	675	--
Consumer	--	--	10	10	1,550	1,560	--

Total	$2,783	$662	$3,278	$6,723	$169,678	$176,401	$326

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Loan Receivables on Nonaccrual Status

	June 30, 2013	December 31, 2012
Mortgage Loans:	(In thousands)
Permanent, Secured by
1 to 4 Family	$345	$456
Multifamily	1,228	1,560
Commercial RE	1,166	936
	2,739	2,952

Nonmortgage Loans:
Consumer Loans	--	--
Total Loans on Nonaccrual Status	$2,739	$2,952

A summary of the impaired loans by class of loans as of and for the six months ended June 30, 2013 and year ended December 31, 2012, is as follows:

Impaired Loans as of and for the Six Months Ended June 30, 2013 and Year Ended December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2013			(In thousands)
With an allowance recorded:
Mortgage Loans:
Permanent, Secured by:
1-4 Family	$127	$127	$30	$127	$3
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$127	$127	$30	$127	$3
With no allowance recorded:
Mortgage Loans:
Permanent, Secured by:
1-4 Family	$1,270	$1,270	$--	$1,270	$32
Multifamily	1,228	1,228	--	1,228	--
Commercial RE	1,576	1,576	--	1,626	18
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$4,074	$4,074	$--	$4,124	$50
Total Impaired Loans:
Mortgage Loans:
Permanent	$4,201	$4,201	$30	$4,251	$53
Construction	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$4,201	$4,201	$30	$4,251	$53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012	(In thousands)
With an allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$227	$227	$121	$227	$7
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$227	$227	$121	$227	$7

With no allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$1,607	$1,607	$--	$1,607	$77
Multifamily	1,560	1,560	--	1,560	6
Commercial RE	1,349	1,349	--	1,494	22
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	10	10	--	10	--
	$4,526	$4,526	$--	$4,671	$105

Total Impaired Loans:
Mortgage Loans
Permanent	$4,743	$4,743	$121	$4,888	$112
Construction	--	--	-	--	--
Nonmortgage Loans
Commercial	10	10	--	10	--
Consumer	--	--	--	--	--

	$4,753	$4,753	$121	$4,898	$112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables summarize information relative to the loan modifications as of June 30, 2013 and December 31, 2012.  All of these loans are included in impaired loans as of June 30, 2013 and December 31, 2012.

Modifications as of June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	6	$1,831	$1,589
Construction	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	6	$1,831	$1,589

Modifications as of December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	6	$1,831	$1,604
Construction	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	6	$1,831	$1,604

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

Note 4 – Deposits

Deposit account balances at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
NOW accounts	$21,987	$21,793
Money Market funds	8,230	8,015
Passbook savings	27,659	27,106
Certificates of deposit	97,611	104,249

	$155,487	$161,163

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2013 and December 31, 2012. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2013
Available-for-sale:
Mortgage Backed Securities	$42,661	$--	$42,661	$--

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

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2013
Assets
Impaired Loans	$4,171	$--	$4,171	$--
Other Real Estate	$116	$--	$116	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
Assets
Impaired Loans	$4,632	$--	$4,632	$--

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

	Carrying	Fair Value Measurements at June 30, 2013
	Amount	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:

Cash and Short-Term Investments	$8,668	$8,668	$8,668	$--	$--
Investment Securities
Available for sale	42,661	42,661	--	42,661	--
Investment Securities
Held to maturity	356	371	--	371	--
Loans – Net	183,834	186,000	--	--	186,000

Financial Liabilities:

Deposits	$155,487	$148,000	$--	$--	$148,000
FHLB Borrowings	47,006	47,900	--	47,900	--

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 – Fair Values of Financial Instruments (Continued)

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and Short-Term Investments	$12,729	$12,729	$12,729	$--	$--
Investment Securities
Available for sale	46,074	46,074	--	46,074	--
Investment Securities
Held to maturity	400	416	--	416	--
Loans – Net	174,832	177,000	--	--	177,000

Financial Liabilities:
Deposits	$161,163	$156,000	$--	$--	$156,000
FHLB Borrowings	39,286	41,000	--	41,000	--

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

ESOP compensation expense for the six months ended June 30, 2013 and 2012 was $84,584 and $68,897, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Recognition and Retention Plan

In January 2012, the shareholders of State Investors Bancorp approved the adoption of the 2012 Recognition and Retention Plan (the “RRP”) and Trust Agreement.  In order to fund the RRP, the RRP Trust acquired 116,380 shares of the Company’s stock in the open market at an average price of $12.73 per share.  Pursuant to the RRP, 81,462 shares were granted to certain officers, employees and directors of the Company in January 2012, with 34,918 shares remaining available for future grant.  The RRP share awards have vesting periods from five to seven years.

A summary of the status of the shares under the RRP as of June 30, 2013 and changes during the six months ended June 30, 2013 is as follows:

	June 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value

Balance at the beginning of the year	81,462	$11.82
Granted	--	--
Forfeited	--	--
Released	12,231	11.82
Balance at the end of the period	69,231	$11.82

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the six months ended June 30, 2013 and 2012, $100,238 and $60,261 in compensation expense was recognized, respectively.  As of June 30, 2013, approximately $758,000 in additional compensation expense will be recognized over the remaining average service period of approximately 5.3 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Stock Options (Continued)

A summary of option activity under the Company’s Option Plan as of June 30, 2013 and changes during the six months ended June 30, 2013 is as follows:

	June 30, 2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the year	216,755	$11.82	$3.11
Granted	--	--
Exercised	--	--
Forfeited	--	--	--
Outstanding at the end of the period	216,755	$11.82	$3.11
Exercisable at the end of the period	46,340	$11.82	$3.11

During the six months ended June 30, 2013 and 2012, $50,855 and $42,380 in compensation expense was recognized, respectively.  As of June 30, 2013, approximately $530,000 in additional compensation expense will be recognized over the remaining average service period of approximately 5.3 years.

Note 7 – Earning Per Share

Earnings per common share was computed based on the following:

	Six Months ended June 30,
	2013	2012
	(in thousands, except per share data)
Numerator
Income applicable to common shares	$202	$446
Denominator
Weighted average common shares outstanding	2,535	2,910
Effect of dilutive securities	55	--
Weighted average common shares outstanding – assuming dilution	2,590	2,910
Earnings per common share	$0.08	$0.15
Earnings per common share - assuming dilution	$0.08	$0.15

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State Investors Bancorp, Inc. (“State Investors Bancorp” or the “Company”) from December 31, 2012 to June 30, 2013 and on its results of operations during the quarter and six months ended June 30, 2013 and 2012. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

General.  The Company’s total assets increased by $1.7 million, to $247.7 million at June 30, 2013, compared to $246.0 million at December 31, 2012. For the six months ended June 30, 2013, the increase in our assets was primarily due to increases in net loans receivable of $9.0 million, or 5.1%, partially offset by decreases in cash and cash equivalents of $4.1 million, or 31.9%, and mortgage-backed securities of $3.5 million, or 7.4%, compared to December 31, 2012.

Cash and Cash Equivalents. Cash and cash equivalents decreased $4.1 million, or 31.9%, from $12.7 million at December 31, 2012 to $8.7 million at June 30, 2013, as excess liquidity was used to fund loan growth.

Loans Receivable, Net.  Loans receivable, net, increased by $9.0 million, or 5.1%, to $183.8 million at June 30, 2013 compared to $174.8 million at December 31, 2012. During the six months ended June 30, 2013, our total loan originations and purchases amounted to $24.1 million and loan principal payments were $15.2 million. All of our loans are originated for portfolio. The increase in loans receivable, net, was primarily due to increases in commercial real estate loans of $11.9 million, residential construction loans of $1.7 million, and $4,000 in commercial business loans These increases were partially offset by decreases of $2.9 million in home equity lines of credit, $1.3 million in one-to-four family residential loans, $271,000 in land loans, $184,000 in consumer loans, and $74,000 in multi-family residential loans.

Investment Securities.  Mortgage-backed securities amounted to $43.0 million at June 30, 2013 compared to $46.5 million at December 31, 2012, a decrease of $3.5 million, or 7.4%. The decrease in mortgage-backed securities at June 30, 2013, was due to paydowns received during the six-month period, offset by unrealized gains on available-for-sale securities.

Premises and Equipment, Net.  Premises and equipment, net, decreased $125,000, to $8.2 million at June 30, 2013, compared to $8.3 million at December 31, 2012, primarily due to depreciation of fixed assets.

Other Real Estate, Net.  Other real estate, net (“OREO”) amounted to $116,000 at June 30, 2013, consisting of one property, compared to no OREO at December 31, 2012.  During the quarter ended June 30, 2013, the Company transferred one property into OREO totaling $116,000, and incurred $36,000 in expense on the sale of another OREO property during the quarter.

Total liabilities.  Total liabilities increased $2.4 million, at June 30, 2013, to $204.9 million compared to $202.5 million at December 31, 2012. Deposits decreased $5.7 million, or 3.5%, to $155.5 million at June 30, 2013, compared to $161.2 million at December 31, 2012, primarily due to decreases in certificates of deposit of $6.6 million, or 6.4%, partially offset by a $553,000, or 2.0% increase in passbook savings accounts, a $215,000, or 2.7%, increase in money market deposit accounts, and an increase of $194,000, or 0.9%, in checking accounts.  We had $47.0 million of advances from the Federal Home Loan Bank at June 30, 2013 compared to $39.3 million at December 31, 2012, an increase of $7.7 million, or 19.7%.  The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit out flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total Stockholders’ Equity.  Total stockholders’ equity amounted to $42.8 million at June 30, 2013 compared to $43.5 million at December 31, 2012, a decrease of $716,000, or 1.6%. The reason for the decrease in our total stockholders’ equity was primarily due to the purchase of $1.0 million of treasury stock, under the Company’s third stock repurchase program, partially offset by net income of $202,000 for the six months ended June 30, 2013, a decrease in unrealized gain on securities available for sale of $146,000, net of the deferred tax effect and amortization of stock awards and options under our stock compensation plans of $151,000, and the release of $84,000 in ESOP shares.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2013 and 2012

General. The Company’s net income amounted to $75,000 for the three months ended June 30, 2013, a decrease of $161,000, or 68.2%, compared to net income of $236,000 for the three months ended June 30, 2012. This decrease was primarily due to a decrease in net interest income of $131,000, or 6.7%, and an increase in non-interest expense of $22,000, or 1.3%.  The decrease in net interest income was due to a decrease of $163,000, or 6.2%, in total interest income in the second quarter of 2013 primarily as a result of decreases in the average yield on interest earning assets, partially offset by a decrease of $32,000, or 4.8%, of total interest expense.

The Company’s net income amounted to $202,000 for the six months ended June 30, 2013, a decrease of $244,000, or 54.7%, compared to net income of $446,000 for the six months ended June 30, 2012. This decrease was primarily due to a decrease in total interest income of $251,000, or 4.8%, an increase in non-interest expense of $83,000, or 2.5%, and a decrease of $61,000, or 47.7%, in non-interest income. This was partially offset by a decrease in interest expense of $79,000, or 5.8%, and a decrease in the provision for income taxes of $116,000, or 43.0%.  The decrease in net interest income was due to a decrease of $251,000, or 4.8%, in total interest income for the six months ended June 30, 2013 primarily as a result of decreases in the average yield on interest earning assets.

Net Interest Income. Net interest income amounted to $1.8 million for the three months ended June 30, 2013 compared to $2.0 million for the three months ended June 30, 2012. The $131,000, or 6.7%, decrease was primarily due to a $163,000 decrease in total interest income, partially offset by a $32,000 decrease in total interest expense.  Interest paid on deposits decreased $57,000, while interest on Federal Home Loan Bank advances increased $25,000 for the three months ended June 30, 2013, compared to the prior year period.

Net interest income amounted to $3.8 million for the six months ended June 30, 2013 compared to $3.9 million for the six months ended June 30, 2012. The $172,000, or 4.4%, decrease was primarily due to a decrease of interest income of $251,000, and a decrease in interest paid on deposits of $115,000, which offset the $36,000 increase in interest paid on Federal Home Loan Bank advances for the six months ended June 30, 2013, compared to the prior year period.

The average interest rate spread was 2.88% and 3.05% for the three months ended June 30, 2013 and 2012, respectively.  Average interest-earning assets to average interest-bearing liabilities decreased from 125.24% for the three months ended June 30, 2012 to 123.50% for the three months ended June 30, 2013. The average interest rate spread reflects the seven basis point decrease in average rate paid on interest-bearing liabilities from 1.42% for the second quarter of 2012 to 1.35% for the second quarter of 2013 offset by a 24 basis point decrease in the average yield on interest earning assets from 4.47% for the second quarter of 2012 to 4.23% for the second quarter of 2013. Net interest margin decreased 20 basis points from 3.34% to 3.14% for the three months ended June 30, 2012 and 2013, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The average interest rate spread decreased 5 basis points from 3.05% for the six months ended June 30, 2012 to 3.00% for the six months ended June 30, 2013, and average interest-earning assets decreased from $234.5 million to $230.2 million during the same periods. Average interest-earning assets to average interest-bearing liabilities decreased from 125.40% for the six months ended June 30, 2012 to 123.17% for the six months ended June 30, 2013. The decrease in the average interest rate spread primarily reflects the 13 basis point decrease in the average yield on interest earning assets from 4.50% for the six months ended June 30, 2012 to 4.37% for the six months ended June 30, 2013.  The average rate paid on interest-bearing liabilities decreased eight basis points from 1.45% for the six months ended June 30, 2012 to 1.37% for the six months ended June 30, 2013.  Net interest margin decreased nine basis points from 3.35% to 3.26% for the six months ended June 30, 2012 and 2013, respectively.

Interest income decreased $163,000 or 6.2%, to $2.5 million for the three months ended June 30, 2013 compared to $2.6 million for the second quarter of 2012. The decrease was primarily due to a 59 basis point decrease in the average yield on mortgage-backed securities from 1.66% for the second quarter in 2012 to 1.07% for the second quarter of 2013. To a lesser extent, the decrease in interest income was due to a 23 basis point decrease in the average yield on loans receivable from 5.41% for the second quarter of 2012 to 5.18% for the second quarter in 2013, and a 12 basis point decrease in the average yield on other interest earning assets from 0.21% for the second quarter of 2012 to 0.09% for the second quarter of 2013.

Interest income decreased by $251,000 or 4.8%, to $5.0 million for the six months ended June 30, 2013 compared to $5.3 million for the six months ended June 30, 2012. The decrease was primarily due to a 53 basis point decrease in the average yield on mortgage-backed securities from 1.76% for the six months ended June 30, 2012 to 1.23% for the six months ended June 30, 2013.  In addition, contributing to the decline in interest income was a nine basis point decrease in average yield on loans receivable from 5.41%for the six months ended June 30, 2012 to 5.32% for the six months ended June 30, 2013.

Interest expense decreased by $32,000, or 4.8%, to $637,000 for the three months ended June 30, 2013 compared to $669,000 for the three months ended June 30, 2012, primarily as a result of a 17 basis point decrease in the average rate paid on certificate of deposit accounts, and a $164,000 decrease in the average balance of Federal Home Loan Bank advances, offset by a 22 basis point increase in the average cost of such advances. The decrease in average rate of total deposits is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the period. The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit outflows.

Interest expense decreased by $79,000, or 5.8%, to $1.3 million for the six months ended June 30, 2013 compared to $1.4 million for the six months ended June 30, 2012, primarily as a result of a 19 basis point decrease in the average rate paid on certificates of deposit accounts. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the period.  In addition, the average balance of Federal Home Loan Bank advances decreased $2.5 million but had a 27 basis point increase in average cost of such advances.

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

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$181,572	$2,350	5.18%	$178,718	$2,417	5.41%
Mortgage-backed securities	43,706	117	1.07%	50,951	212	1.66%
Other interest-earning assets	8,467	2	0.09%	5,764	3	0.21%
Total interest-earning assets	233,745	2,469	4.23%	235,433	2,632	4.47%
Non-interest-earning assets	13,678			14,094
Total assets	$247,423			$249,527

Interest-bearing liabilities:
Savings, NOW and money market accounts	$45,076	20	0.18%	$40,284	19	0.19%
Certificates of deposit	97,874	396	1.62%	101,220	454	1.79%
Total deposits	142,950	416	1.16%	141,504	473	1.34%
FHLB advances	46,316	221	1.91%	46,480	196	1.69%
Total interest-bearing liabilities	189,266	637	1.35%	187,984	669	1.42%
Non-interest-bearing liabilities	15,067			12,903
Total liabilities	204,333			200,887

Equity	43,090			48,640
Total liabilities and equity	$247,423			$249,527

Net interest-earning assets	$44,479			$47,449

Net interest income, average interest rate spread		$1,832	2.88%		$1,963	3.05%

Net interest margin(2)			3.14%			3.34%

Average interest earning assets to average interest bearing liabilities			123.50%			125.24%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:	(Dollars in thousand)
Loans receivable(1)	$178,672	$4,753	5.32%	$178,085	$4,819	5.41%
Mortgage-backed securities	44,335	272	1.23%	51,701	456	1.76%
Other interest-earning assets	7,229	4	0.11%	4,725	5	0.21%
Total interest-earning assets	230,236	5,029	4.37%	234,511	5,280	4.50%
Non-interest-earning assets	15,200			13,840
Total assets	$245,436			$248,351

Interest-bearing liabilities:
Savings, NOW and money market accounts	$44,785	40	0.18%	$40,091	38	0.19%
Certificates of deposit	99,239	809	1.63%	101,548	926	1.82%
Total deposits	144,024	849	1.18%	141,639	964	1.36%
FHLB advances	42,896	428	2.00%	45,373	392	1.73%
Total interest-bearing liabilities	186,920	1,277	1.37%	187,012	1,356	1.45%
Non-interest-bearing liabilities	15,291			12,877
Total liabilities	202,211			199,889

Equity	43,225			48,462
Total liabilities and equity	$245,436			$248,351

Net interest-earning assets	$43,316			$47,499

Net interest income, average interest rate spread		$3,752	3.00%		$3,924	3.05%

Net interest margin(2)			3.26%			3.35%

Average interest earning assets to average interest bearing liabilities			123.17%			125.40%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

During the six months ended June 30, 2013, we made a provision of $106,000. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges, and gains or losses or write-downs on other real estate owned, was $17,000 for the three months ended June 30, 2013, a decrease of $59,000 compared to non-interest income of $76,000 for the three months ended June 30, 2012. The decrease was primarily due to a $36,000 loss on the sale of other real estate owned and a $23,000 decrease in loan application fee income and fees associated with late charges on loans.

Non-interest income, which includes fees and service charges, and gains or losses or write-downs of other real estate owned, was $67,000 for the six months ended June 30, 2013, a decrease of $61,000 compared to non-interest income of $128,000 for the six months ended June 30, 2012.

Non-Interest Expense. Non-interest expense increased by $22,000, or 1.3%, to $1.7 million for the three months ended June 30, 2013 from $1.6 million during the prior year period. The increase was primarily due to an increase in data processing expense of $73,000, or 82.0%, as well as increases of $50,000, or 31.1%, in occupancy expense, $7,000, or 53.8%, in advertising expense, partially offset by decreases of $74,000, or 101.4%, in deposit insurance premiums, due to refunds received from the Bank’s prepaid assessment, $12,000, or 8.8%, in professional fees expense, $11,000, or 28.9%, in office supplies and postage expense, and $6,000, or 0.7%, in salaries and employee benefits expense.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-interest expense increased by $83,000, or 2.5%, to $3.4 million for the six months ended June 30, 2013. The increase was primarily due to increases of $94,000, or 5.6%, in salaries and employee benefits expense, $76,000, or 22.4%, in occupancy expense, $67,000, or 31.5%, in data processing expense, and $14,000, or 58.3%, in advertising expense, partially offset by decreases of $72,000, or 63.2%, in deposit insurance premiums, $43,000, or 8.9%, in other non-interest expenses, $26,000, or 11.0%, in professional fees expense, $24,000, or 31.2%, in office supplies and postage expense, and $3,000, or 2.5%, in security expense.

Income Tax Expense. The income tax expense amounted to $63,000 and $138,000 for the three months ended June 30, 2013 and 2012, respectively. Our effective federal tax rate was 45.7% and 36.9%for the three months ended June 30, 2013 and 2012, respectively.

The income tax expense amounted to $154,000 and $270,000 for the six months ended June 30, 2013 and 2012, respectively. Our effective federal tax rate was 43.3% and 37.7% for the six months ended June 30, 2013 and 2012, respectively.

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

A significant portion of the Company’s liquidity consists of interest bearing and non-interest earning deposits.  The Company’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At June 30, 2013, the Company had $47.0 million of advances from the Federal Home Loan Bank of Dallas and had $81.0 million in additional borrowing capacity. Additionally, at June 30, 2013, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.0 million. There were no amounts purchased under this agreement as of June 30, 2013.

At June 30, 2013, the Company had outstanding loan commitments of $4.9 million to originate loans.  At June 30, 2013, certificates of deposit scheduled to mature in less than one year totaled $46.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At June 30, 2013, State-Investors Bank exceeded each of its capital requirements with ratios of 15.23%, 26.81% and 27.74%, respectively.  As a savings and loan holding company, State Investors Bancorp is not currently subject to any regulatory capital requirements.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2013 – April 30, 2013	6,840	$14.51	6,840	155,641
May 1, 2013 – May 31, 2013	665	14.58	665	154,976
June 1, 2013 – June 30, 2013	20,500	14.71	20,500	134,476
Total	28,005	$14.62	28,005	134,476

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

STATE INVESTORS BANCORP, INC.

Date: August 13, 2013	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
President and Chief Executive Officer

Date: August 13, 2013	By:	/s/ Daniel McGowan
Daniel McGowan
Chief Financial Officer

