Form 10-Q
period 2013-09-30
STATE INVESTORS BANCORP, INC.
filed 2013-11-14
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 13, 2013, 2,423,534 shares of the Registrant’s common stock were issued and outstanding.

STATE INVESTORS BANCORP, INC.
Form 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Cash – non-interest bearing	$8,086	$8,591
Cash – interest bearing	1,563	4,138
Cash and cash equivalents	9,649	12,729

Investment securities:
Available-for-sale	39,718	46,074
Held-to-maturity	339	400
Loans, net	194,101	174,832
Federal Home Loan Bank Stock	2,240	1,774
Accrued interest receivable	998	1,029
Premises and equipment, net	8,092	8,287
Deferred income taxes	320	162
Other real estate, net	116	--
Other assets	537	668

TOTAL ASSETS	$256,110	$245,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$159,014	$161,163
Advances from Federal Home Loan Bank	52,197	39,286
Advance payments by borrowers for taxes and insurance	1,387	1,027
Accrued interest payable	81	81
Other liabilities	1,256	896

TOTAL LIABILITIES	213,935	202,453

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value – 9,000,000 shares authorized; 2,909,500 issued; 2,451,952 outstanding at September 30, 2013 and 2,565,992 outstanding at December 31, 2012	29	29
Additional Paid-in Capital	28,264	28,166
Treasury stock, 457,548 shares and 343,508 shares, at cost	(6,323)	(4,636)
Unallocated ESOP shares	(2,066)	(2,153)
Unallocated Recognition and Retention Plan (RRP) shares	(1,361)	(1,517)
Retained earnings	23,236	22,907
Accumulated other comprehensive income	396	706

TOTAL STOCKHOLDERS’ EQUITY	42,175	43,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$256,110	$245,955

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,373	$2,428	$7,126	$7,247
Interest on investment securities	87	196	359	652
Other interest and dividends	2	2	6	7

TOTAL INTEREST INCOME	2,462	2,626	7,491	7,906

INTEREST EXPENSE:
Interest on deposits	413	462	1,262	1,426
Interest on Federal Home Loan Bank advances	231	215	659	607

TOTAL INTEREST EXPENSE	644	677	1,921	2,033

NET INTEREST INCOME	1,818	1,949	5,570	5,873
PROVISION FOR LOAN LOSSES	50	30	156	92

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,768	1,919	5,414	5,781

NON-INTEREST INCOME:
Service charges and fees	68	60	171	188
Net loss on sale/writedown of other real estate	(4)	--	(40)	--

TOTAL NON-INTEREST INCOME	64	60	131	188

NON-INTEREST EXPENSES:
Salaries and employee benefits	868	853	2,626	2,516
Occupancy expense	144	208	560	548
Data processing	144	141	424	354
Security	51	60	170	182
Deposit insurance premiums	43	64	85	178
Advertising	13	10	51	34
Professional fees	97	97	307	333
Office supplies and postage	25	30	78	107
Other	229	203	670	687

TOTAL NON-INTEREST EXPENSES	1,614	1,666	4,971	4,939

INCOME BEFORE INCOME TAXES	218	313	574	1,030
INCOME TAX EXPENSE	91	105	245	375

NET INCOME	$127	$208	$329	$655
Earnings Per Common Share
Basic	$0.05	$0.07	$0.13	$0.23
Diluted	$0.05	$0.07	$0.13	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net income	$127	$208	$329	$655

Other Comprehensive Income

Unrealized gains (losses) on investment securities (net of (taxes) benefit of $82, ($131), $159 and $(291), respectively)	(164)	256	(310)	565

COMPREHENSIVE INCOME (LOSS)	$(37)	$464	$19	$1,220

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
		Additional	Treasury	Unallocated	Unearned		Other	Total
	Common	Paid In	Stock	ESOP	RRP	Retained	Comprehensive	Stockholders’
	Stock	Capital	At Cost	Shares	Shares	Earnings	Income	Equity
	(Unaudited)

Balance at December 31, 2011	$29	$27,910	$--	$(2,269)	$--	$22,155	$146	$47,971

Comprehensive Income:
Net Income	--	--	--	--	--	655	--	655
Other Comprehensive Income	--	--	--	--	--	--	565	565
Shares purchased for Recognition and Retention Plan (RRP)	--	--	--	--	(1,078)	--	--	(1,078)
ESOP shares released for allocation	--	19	--	87	--	--	--	106
Share based compensation cost	--	59	--	--	106	--	--	165
Treasury Stock acquired at cost, 35,668 shares	--	--	(466)	--	--	--	--	(466)

Balance at September 30, 2012	$29	$27,988	$(466)	$(2,182)	$(972)	$22,810	$711	$47,918

Balance at December 31, 2012	$29	$28,166	$(4,636)	$(2,153)	$(1,517)	$22,907	$706	$43,502

Comprehensive Income:
Net Income	--	--	--	--	--	329	--	329
Other Comprehensive Income (loss)	--	--	--	--	--	--	(310)	(310)
RRP shares released for allocation	--	(128)	--	--	156	--	--	28
ESOP shares released for allocation	--	42	--	87	--	--	--	129
Share based compensation cost	--	184	--	--	--	--	--	184
Treasury Stock acquired at cost, 114,040 shares	--	--	(1,687)	--	--	--	--	(1,687)

Balance at September 30, 2013	$29	$28,264	$(6,323)	$(2,066)	$(1,361)	$23,236	$396	$42,175

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$329	$655
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	156	92
Depreciation and amortization	209	226
Amortization of securities	455	351
Stock dividend on FHLB stock	(5)	(6)
Deferred income taxes provision (benefit)	1	(124)
Non-cash compensation	341	271
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	31	(87)
Decrease in other assets	131	279
Decrease in accrued interest payable	--	(10)
Increase in other liabilities	360	391

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,008	2,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(19,541)	(4,188)
Proceeds from principal repayments of mortgage-backed securities	8,375	5,051
Purchases of mortgage-backed securities	(2,882)	--
Redemption of FHLB stock	--	785
Purchase of FHLB stock	(461)	(434)
Purchases of premises and equipment	(14)	(10)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(14,523)	1,204

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit accounts	(2,149)	(501)
Increase in advances by borrowers for insurance and taxes	360	457
Advances from FHLB	24,625	60,000
Payments on advances from the FHLB	(11,714)	(60,265)
Stock purchased for Recognition and Retention Plan	--	(1,078)
Purchase of Treasury Stock	(1,687)	(466)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,435	(1,853)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,080)	1,389

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	12,729	7,700

CASH AND CASH EQUIVALENTS – END OF PERIOD	$9,649	$9,089

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$1,921	$2,042

Income taxes	$271	$368

Transfer from loans to other real estate	$116	$--

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine months ended September 30, 2013, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited, consolidated financial statements of State Investors Bancorp for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K (File No. 001-35221).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, State-Investors Bank.  All significant intercompany balances and transactions between the Company and its wholly-owned subsidiary have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 1 – Basis of Presentation (Continued)

Loans (Continued)

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 provided additional clarification for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constituted a troubled debt restructuring.  ASU 2011-02 is effective for annual periods ending on or after December 15, 2012.  The disclosure requirements contained in ASU 2011-02 are presented in the financial statements in the Loans and Allowance for Loan Losses footnote as of September 30, 2013 and December 31, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income.  ASU 2011-05 required entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements.  The effective date for ASU 2011-05 is for the first interim or annual period beginning on or after December 15, 2011.  The adoption of ASU 2011-05 did not have a material impact on the Company’s results of operations or financial position.  It did require a change in presentation of stockholders’ equity, as the Company previously presented comprehensive income in its consolidated statement of changes in stockholders’ equity.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments included in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  As the adoption of ASU 2013-02 amends only disclosure requirements, the adoption had no impact on the Company’s results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 1 – Basis of Presentation (Continued)

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform with the 2013 financial statement presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

Note 2 – Investment Securities

A summary of the amortized cost and fair values of the investment securities is presented below:

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
September 30, 2013
Held-to-maturity:
GNMA Certificates	$271	$11	$--	$282
FNMA Certificates	56	2	--	58
FHLMC Certificates	12	1	--	13

Total held-to-maturity securities	339	14	--	353

Available-for-sale:
GNMA Certificates	39,117	620	(19)	39,718

Total securities	$39,456	$634	$(19)	$40,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
December 31, 2012
Held-to-maturity:
GNMA Certificates	$310	$13	$--	$323
FNMA Certificates	74	3	--	77
FHLMC Certificates	16	--	--	16

Total held-to-maturity securities	400	16	--	416

Available-for-sale:
GNMA Certificates	45,003	1,071	--	46,074

Total securities	$45,403	$1,087	$--	$46,490

The amortized cost and fair values of the securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
Mortgage-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
September 30, 2013
Amounts maturing in:
One year or less	$5	$5	$--	$--
After one year through five years	334	348	35,417	35,867
After five years through ten years	--	--	3,022	3,145
After ten years	--	--	678	706
	$339	$353	$39,117	$39,718

There were no sales or calls of available for sale securities during the nine months ended September 30, 2013 or 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

Gross unrealized losses in investment securities at September 30, 2013, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more are as follows. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of these securities.

	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
GNMA certificates (2 securities)	$1,863	$(19)	$--	$--	$1,863	$(19)
Totals	$1,863	$(19)	$--	$--	$1,863	$(19)

At December 31, 2012, there were no unrealized losses in investment securities.

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at September 30, 2013 and December 31, 2012, are summarized as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Real estate loans:
1 to 4 family residential	$129,455	$121,595
Commercial real estate	50,447	37,284
Multi-family residential	5,526	5,421
Land	3,379	2,916
Residential construction	2,858	2,309

Total real estate loans	191,665	169,525
Other loans:
Home equity lines of credit	1,876	4,641
Consumer non-real estate loans	1,281	1,560
Commercial business loans	669	675

Total other loans	3,826	6,876

Total loans	195,491	176,401
Less:
Deferred loan fees	(234)	(133)
Allowance for loan losses	(1,156)	(1,436)

Net loans	$194,101	$174,832

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables set forth, for the nine months ended September 30, 2013 and year ended December 31, 2012, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Nine Months Ended September 30, 2013 and Year Ended December 31, 2012

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
September 30, 2013
Allowance for credit losses:
Beginning balance	$578	$844	$9	$--	$5	$1,436
Charge-offs	(104)	(322)	--	--	(10)	(436)
Recoveries	--	--	--	--	--	--
Provision	(3)	143	4	3	9	156
Ending balance	$471	$665	$13	$3	$4	$1,156

Ending balance:
Individually evaluated for
impairment	$30	$--	$--	$--	$--	$30

Ending balance:
Collectively evaluated for
impairment	$441	$665	$13	$3	$4	$1,126

Loans receivable:
Ending balance	$131,331	$59,352	$2,858	$669	$1,281	$195,491

Ending balance:
Individually evaluated for impairment	$1,393	$2,244	$--	$--	$--	$3,637

Ending balance:
Collectively evaluated for impairment	$129,938	$57,108	$2,858	$669	$1,281	$191,854

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
December 31, 2012

Allowance for credit losses:
Beginning balance	$1,168	$387	$30	$--	$11	$1,596
Charge-offs	(12)	(290)	--	--	--	(302)
Recoveries	--	--	--	--	--	--
Provision	(578)	747	(21)	--	(6)	142
Ending balance	$578	$844	$9	$--	$5	$1,436

Ending balance:
Individually evaluated for
impairment	$121	$--	$--	$--	$--	$121

Ending balance:
Collectively evaluated for
impairment	$457	$844	$9	$--	$5	$1,315

Loans receivable:
Ending balance	$126,236	$45,621	$2,309	$675	$1,560	$176,401

Ending balance:
Individually evaluated for
impairment	$1,834	$2,909	$--	$--	$10	$4,753

Ending balance:
Collectively evaluated for
impairment	$124,402	$42,712	$2,309	$675	$1,550	$171,648

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

As of September 30, 2013 and December 31, 2012, loan balances past due more than 90 days and still accruing interest amounted to $646,000 and $326,000, respectively. As of September 30, 2013 and December 31, 2012, loan balances on non-accrual status amounted to $2.18 million and $2.95 million, respectively. Non-accrued loans at September 30, 2013 include one impaired multi-family loan that is being paid in accordance with its terms and not considered delinquent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

At September 30, 2013 and December 31, 2012, the credit quality indicators, disaggregated by class of loan, are presented in the following tables.

	September 30, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
1 to 4 family residential	$124,468	$1,647	$3,340	$--	$129,455
Commercial real estate	48,287	255	1,905	--	50,447
Multi-family residential	4,326	--	1,200	--	5,526
Land	3,379	--	--	--	3,379
Residential construction	2,858	--	--	--	2,858
Home equity lines of credit	1,841	35	--	--	1,876
Consumer non-real estate loans	1,281	--	--	--	1,281
Commercial business loans	660	--	9	--	669
Total Loans	$187,100	$1,937	$6,454	$--	$195,491

	December 31, 2012
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
1 to 4 family residential	$118,085	$2,365	$1,145	$--	$121,595
Commercial real estate	35,203	1,145	936	--	37,284
Multi-family residential	3,861	--	1,560	--	5,421
Land	2,916	--	--	--	2,916
Residential construction	2,309	--	--	--	2,309
Home equity lines of credit	4,641	--	--	--	4,641
Consumer non-real estate loans	1,540	--	20	--	1,560
Commercial business loans	675	--	--	--	675
Total Loans	$169,230	$3,510	$3,661	$--	$176,401

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.
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

These classifications were the most current available as of September 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of September 30, 2013 and December 31, 2012:

Aged Analysis of Past Due Loans Receivable as of September 30, 2013 and December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
September 30, 2013
Mortgage Loans:
Permanent:
1 to 4 family	$2,116	$1,949	$863	$4,928	$126,403	$131,331	$646
Multifamily	--	--	--	--	5,526	5,526	--
Commercial RE	748	--	636	1,384	49,063	50,447	--
Other	--	--	--	--	3,379	3,379	--
Construction-
Residential	--	--	--	--	2,858	2,858	--
Nonmortgage Loans:
Commercial	--	--	--	--	669	669	--
Consumer	--	--	--	--	1,281	1,281	--

Total	$2,864	$1,949	$1,499	$6,312	$189,179	$195,491	$646

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
December 31, 2012
Mortgage Loans:
Permanent:
1 to 4 family	$1,919	$491	$772	$3,182	$123,054	$126,236	$326
Multifamily	--	--	1,560	1,560	3,861	5,421	--
Commercial RE	805	116	936	1,857	35,427	37,284	--
Other	59	55	--	114	2,802	2,916	--
Construction-
Residential	--	--	--	--	2,309	2,309	--
Nonmortgage Loans:
Commercial	--	--	--	--	675	675	--
Consumer	--	--	10	10	1,550	1,560	--

Total	$2,783	$662	$3,278	$6,723	$169,678	$176,401	$326

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Loan Receivables on Nonaccrual Status

	September 30, 2013	December 31, 2012
Mortgage Loans:	(In thousands)
Permanent, Secured by
1 to 4 family	$345	$456
Multifamily	1,200	1,560
Commercial RE	636	936
	2,181	2,952
Nonmortgage Loans:
Consumer Loans	--	--
Total Loans on Nonaccrual Status	$2,181	$2,952

A summary of the impaired loans by class of loans as of and for the six months ended September 30, 2013 and year ended December 31, 2012, is as follows:

Impaired Loans as of and for the Nine Months Ended September 30, 2013 and Year Ended December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013			(In thousands)
With an allowance recorded:
Mortgage Loans:
Permanent, Secured by:
1 to 4 family	$127	$127	$30	$127	$5
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$127	$127	$30	$127	$5
With no allowance recorded:
Mortgage Loans:
Permanent, Secured by:
1 to 4 family	$1,266	$1,266	$--	$1,266	$47
Multifamily	1,200	1,200	--	1,200	--
Commercial RE	1,043	1,043	--	1,214	15
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$3,509	$3,509	$--	$3,680	$62
Total Impaired Loans:
Mortgage Loans:
Permanent	$3,636	$3,636	$30	$3,807	$67
Construction	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$3,636	$3,636	$30	$3,807	$67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012	(In thousands)
With an allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$227	$227	$121	$227	$7
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$227	$227	$121	$227	$7

With no allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$1,607	$1,607	$--	$1,607	$77
Multifamily	1,560	1,560	--	1,560	6
Commercial RE	1,349	1,349	--	1,494	22
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	10	10	--	10	--
	$4,526	$4,526	$--	$4,671	$105

Total Impaired Loans:
Mortgage Loans
Permanent	$4,743	$4,743	$121	$4,888	$112
Construction	--	--	-	--	--
Nonmortgage Loans
Commercial	10	10	--	10	--
Consumer	--	--	--	--	--

	$4,753	$4,753	$121	$4,898	$112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables summarize information relative to the loan modifications as of September 30, 2013 and December 31, 2012.  All of these loans are included in impaired loans as of September 30, 2013 and December 31, 2012.

Modifications as of September 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	6	$1,831	$1,582
Construction	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	6	$1,831	$1,582

Modifications as of December 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	6	$1,831	$1,604
Construction	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	6	$1,831	$1,604

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were issued.

Note 4 – Deposits

Deposit account balances at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
NOW accounts	$25,456	$21,793
Money Market funds	9,900	8,015
Passbook savings	27,282	27,106
Certificates of deposit	96,376	104,249

	$159,014	$161,163

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2013 and December 31, 2012. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2013
Available-for-sale:
Mortgage Backed Securities	$39,718	$--	$39,718	$--

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

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2013
Assets
Impaired Loans	$3,606	$--	$3,606	$--
Other Real Estate	$116	$--	$116	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
Assets
Impaired Loans	$4,632	$--	$4,632	$--

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

	Carrying	Fair Value Measurements at September 30, 2013
	Amount	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:

Cash and Short-Term Investments	$9,649	$9,649	$9,649	$--	$--
Investment Securities
Available-for-sale	39,718	39,718	--	39,718	--
Investment Securities
Held-to-maturity	339	353	--	353	--
Loans – Net	194,101	196,000	--	--	196,000

Financial Liabilities:

Deposits	$159,014	$151,000	$--	$--	$151,000
FHLB Borrowings	52,197	53,000	--	53,000	--

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 – Fair Values of Financial Instruments (Continued)

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and Short-Term Investments	$12,729	$12,729	$12,729	$--	$--
Investment Securities
Available-for-sale	46,074	46,074	--	46,074	--
Investment Securities
Held-to-maturity	400	416	--	416	--
Loans – Net	174,832	177,000	--	--	177,000

Financial Liabilities:
Deposits	$161,163	$156,000	$--	$--	$156,000
FHLB Borrowings	39,286	41,000	--	41,000	--

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

ESOP compensation expense for the nine month periods ended September 30, 2013 and 2012, was $128,907 and $107,041, respectively.

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

A summary of the status of the shares under the RRP as of September 30, 2013, and changes during the nine months ended September 30, 2013 is as follows:

	September 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value

Balance at the beginning of the year	81,462	$11.82
Granted	--	--
Forfeited	--	--
Released	12,231	11.82
Balance at the end of the period	69,231	$11.82

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the nine month periods ended September 30, 2013 and 2012, $136,395 and $96,418 in compensation expense was recognized, respectively.  As of September 30, 2013, approximately $722,000 in additional compensation expense will be recognized over the remaining average service period of approximately 5.1 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Stock Options (Continued)

A summary of option activity under the Company’s Option Plan as of September 30, 2013 and changes during the nine months ended September 30, 2013 is as follows:

	September 30, 2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the year	216,755	$11.82	$3.11
Granted	--	--
Exercised	--	--
Forfeited	--	--	--
Outstanding at the end of the period	216,755	$11.82	$3.11
Exercisable at the end of the period	54,518	$11.82	$3.11

During the nine month periods ended September 30, 2013 and 2012, $76,288 and $67,820 in compensation expense was recognized, respectively.  As of September 30, 2013, approximately $505,000 in additional compensation expense will be recognized over the remaining average service period of approximately 5.1 years.

Note 7 – Earning Per Share

Earnings per common share was computed based on the following:

	Nine Months ended September 30,
	2013	2012
	(in thousands, except per share data)
Numerator
Income applicable to common shares	$329	$655
Denominator
Weighted average common shares outstanding	2,513	2,904
Effect of dilutive securities	60	9
Weighted average common shares outstanding – assuming dilution	2,573	2,913
Earnings per common share	$0.13	$0.23
Earnings per common share - assuming dilution	$0.13	$0.23

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State Investors Bancorp, Inc. (“State Investors Bancorp” or the “Company”) from December 31, 2012 to September 30, 2013 and on its results of operations during the quarter and nine months ended September 30, 2013 and 2012. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

General.  The Company’s total assets increased by $10.2 million, to $256.1 million at September 30, 2013, compared to $246.0 million at December 31, 2012. For the nine months ended September 30, 2013, the increase in our assets was primarily due to increases in net loans receivable of $19.3 million, or 11.0%, partially offset by decreases in cash and cash equivalents of $3.1 million, or 24.2%, and mortgage-backed securities of $6.4 million, or 13.8%, compared to December 31, 2012.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.1 million, or 24.2%, from $12.7 million at December 31, 2012 to $9.6 million at September 30, 2013, as excess liquidity was used to fund loan growth.

Loans Receivable, Net.  Loans receivable, net, increased by $19.3 million, or 11.0%, to $194.1 million at September 30, 2013, compared to $174.8 million at December 31, 2012. During the nine months ended September 30, 2013, our total loan originations and purchases amounted to $45.7 million and loan principal payments were $26.6 million. All of our loans are originated for portfolio. The increase in loans receivable, net, was primarily due to increases in commercial real estate loans of $13.2 million, one-to-four family residential loans of $7.9 million, residential construction loans of $549,000, land loans of $463,000, and $105,000 in multi-family residential loans. These increases were partially offset by decreases of $2.8 million in home equity lines of credit, $279,000 in consumer non-real estate loans, and $6,000 in commercial business loans

Investment Securities.  Mortgage-backed securities amounted to $40.1 million at September 30, 2013 compared to $46.5 million at December 31, 2012, a decrease of $6.4 million, or 13.8%. The decrease in mortgage-backed securities at September 30, 2013, was due to paydowns received during the nine-month period, offset by unrealized gains on available-for-sale securities.

Premises and Equipment, Net.  Premises and equipment, net, decreased $195,000, to $8.1 million at September 30, 2013, compared to $8.3 million at December 31, 2012, primarily due to depreciation of fixed assets.

Other Real Estate, Net.  Other real estate, net (“OREO”) amounted to $116,000 at September 30, 2013, consisting of one single family residence property, compared to no OREO at December 31, 2012.  During the quarter ended September 30, 2013, the Company transferred no additional property into OREO.

Total liabilities.  Total liabilities increased $11.5 million, at September 30, 2013, to $214.0 million compared to $202.5 million at December 31, 2012, primarily due to an increase of $12.9 million in advances from the Federal Home Loan Bank. Deposits decreased $2.1 million, or 1.3%, to $159.0 million at September 30, 2013, compared to $161.2 million at December 31, 2012, primarily due to decreases in certificates of deposit of $7.9 million, or 7.6%, partially offset by a $3.7 million, or 16.8% increase in checking accounts, a $1.9 million, or 23.5%, increase in money market deposit accounts, and an increase of $176,000, or 0.6%, in passbook savings accounts.  We had $52.2 million of advances from the Federal Home Loan Bank at September 30, 2013 compared to $39.3 million at December 31, 2012, an increase of $12.9 million, or 32.9%.  The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit out flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total Stockholders’ Equity.  Total stockholders’ equity amounted to $42.2 million at September 30, 2013, compared to $43.5 million at December 31, 2012, a decrease of $1.3 million, or 3.1%. The reason for the decrease in our total stockholders’ equity was primarily due to the purchase of $1.7 million of treasury stock, under the Company’s third stock repurchase program, partially offset by net income of $329,000 for the nine months ended September 30, 2013, a decrease in unrealized gain on securities available for sale of $310,000, net of the deferred tax effect and amortization of stock awards and options under our stock compensation plans of $212,000, and the release of $129,000 in ESOP shares.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2013 and 2012

General. The Company’s net income amounted to $127,000 for the three months ended September 30, 2013, a decrease of $81,000, or 38.9%, compared to net income of $208,000 for the three months ended September 30, 2012. This decrease was primarily due to a decrease in net interest income of $131,000, or 6.7%, partially offset by a decrease in non-interest expense of $52,000, or 3.1%.  The decrease in net interest income was due to a decrease of $164,000, or 6.2%, in total interest income in the third quarter of 2013 primarily as a result of decreases in the average yield on interest earning assets, partially offset by a decrease of $33,000, or 4.9%, of total interest expense.

The Company’s net income amounted to $329,000 for the nine months ended September 30, 2013, a decrease of $326,000, or 49.8%, compared to net income of $655,000 for the nine months ended September 30, 2012. This decrease was primarily due to a decrease in total interest income of $415,000, or 5.2%, a decrease of $57,000, or 30.3%, in non-interest income, and an increase in non-interest expense of $32,000, or 0.6%. This was partially offset by a decrease in interest expense of $112,000, or 5.5%, and a decrease in the provision for income taxes of $130,000, or 34.7%.  The decrease in net interest income was due to a decrease of $415,000, or 5.2%, in total interest income for the nine months ended September 30, 2013, primarily as a result of decreases in the average yield on interest earning assets.

Net Interest Income. Net interest income amounted to $1.8 million for the three months ended September 30, 2013, compared to $1.9 million for the three months ended September 30, 2012. The $131,000, or 6.7%, decrease was primarily due to a $164,000 decrease in total interest income, partially offset by a $33,000 decrease in total interest expense.  Interest paid on deposits decreased $49,000, while interest on Federal Home Loan Bank advances increased $16,000 for the three months ended September 30, 2013, compared to the prior year period.

Net interest income amounted to $5.6 million for the nine months ended September 30, 2013, compared to $5.9 million for the nine months ended September 30, 2012. The $303,000, or 5.2%, decrease was primarily due to a decrease of interest income of $415,000, and a $52,000 increase in interest paid on Federal Home Loan Bank advances, partially offset by a decrease in interest paid in deposits of $164,000 for the nine months ended September 30, 2013, compared to the prior year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The average interest rate spread was 2.85% and 3.07% for the three months ended September 30, 2013 and 2012, respectively.  Average interest-earning assets to average interest-bearing liabilities decreased from 123.67% for the three months ended September 30, 2012 to 120.89% for the three months ended September 30, 2013. The decrease in average interest rate spread reflects the twelve basis point decrease in average rate paid on interest-bearing liabilities from 1.44% for the third quarter of 2012 to 1.32% for the third quarter of 2013 and by a 35 basis point decrease in the average yield on interest earning assets from 4.51% for the third quarter of 2012 to 4.16% for the third quarter of 2013. Net interest margin decreased 28 basis points from 3.35% to 3.07% for the three months ended September 30, 2012 and 2013, respectively.

The average interest rate spread decreased 11 basis points from 3.06% for the nine months ended September 30, 2012, to 2.95% for the nine months ended September 30, 2013, and average interest-earning assets decreased from $234.0 million to $232.3 million during the same periods. Average interest-earning assets to average interest-bearing liabilities decreased from 124.82% for the nine months ended September 30, 2012, to 122.39% for the nine months ended September 30, 2013. The decrease in the average interest rate spread primarily reflects the 21 basis point decrease in the average yield on interest earning assets from 4.51% for the nine months ended September 30, 2012, to 4.30% for the nine months ended September 30, 2013.  The average rate paid on interest-bearing liabilities decreased 10 basis points from 1.45% for the nine months ended September 30, 2012, to 1.35% for the nine months ended September 30, 2013.  Net interest margin decreased 15 basis points from 3.35% to 3.20% for the nine months ended September 30, 2012 and 2013, respectively.

Interest income decreased $164,000 or 6.2%, to $2.5 million for the three months ended September 30, 2013, compared to $2.6 million for the third quarter of 2012. The decrease was primarily due to a 74 basis point decrease in the average yield on mortgage-backed securities from 1.59% for the third quarter in 2012 to 0.85% for the third quarter of 2013, and a 47 basis point decrease in the average yield on loans receivable from 5.48% for the third quarter of 2012 to 5.01% for the third quarter in 2013.

Interest income decreased by $415,000 or 5.2%, to $7.5 million for the nine months ended September 30, 2013, compared to $7.9 million for the nine months ended September 30, 2012. The decrease was primarily due to a 60 basis point decrease in the average yield on mortgage-backed securities from 1.71% for the nine months ended September 30, 2012, to 1.11% for the nine months ended September 30, 2013.  In addition, contributing to the decline in interest income was a 22 basis point decrease in average yield on loans receivable from 5.43% for the nine months ended September 30, 2012, to 5.21% for the nine months ended September 30, 2013.

Interest expense decreased by $33,000, or 4.9%, to $644,000 for the three months ended September 30, 2013, compared to $677,000 for the three months ended September 30, 2012, primarily as a result of a 12 basis point decrease in the average rate paid on certificate of deposit accounts, combined with a $4.7 million decrease in average balance of certificates of deposit, partially offset by a $5.3 million increase in the average balance of Federal Home Loan Bank advances, in turn offset by a 7 basis point decrease in the average cost of such advances. The decrease in average rate of total deposits is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the period. The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit outflows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense decreased by $112,000, or 5.5%, to $1.9 million for the nine months ended September 30, 2013, compared to $2.0 million for the nine months ended September 30, 2012, primarily as a result of a 17 basis point decrease in the average rate paid on certificates of deposit accounts. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the period.  In addition, the average balance of Federal Home Loan Bank advances increased $127,000 and had a 15 basis point increase in average cost of such advances.

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

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$189,620	$2,373	5.01%	$177,284	$2,428	5.48%
Mortgage-backed securities	40,827	87	0.85%	49,340	196	1.59%
Other interest-earning assets	6,064	2	0.13%	6,252	2	0.13%
Total interest-earning assets	236,511	2,462	4.16%	232,876	2,626	4.51%
Non-interest-earning assets	16,583			17,383
Total assets	$253,094			$250,259

Interest-bearing liabilities:
Savings, NOW and money market accounts	$48,988	21	0.17%	$42,253	19	0.18%
Certificates of deposit	96,361	392	1.63%	101,088	443	1.75%
Total deposits	145,349	413	1.14%	143,341	462	1.29%
FHLB advances	50,296	231	1.84%	44,961	215	1.91%
Total interest-bearing liabilities	195,645	644	1.32%	188,302	677	1.44%
Non-interest-bearing liabilities	14,912			13,742
Total liabilities	210,557			202,044

Equity	42,537			48,215
Total liabilities and equity	$253,094			$250,259

Net interest-earning assets	$40,866			$44,574

Net interest income, average interest rate spread		$1,818	2.85%		$1,949	3.07%

Net interest margin(2)			3.07%			3.35%

Average interest earning assets to average interest bearing liabilities			120.89%			123.67%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:	(Dollars in thousand)
Loans receivable(1)	$182,321	$7,126	5.21%	$177,818	$7,247	5.43%
Mortgage-backed securities	43,165	359	1.11%	50,914	652	1.71%
Other interest-earning assets	6,841	6	0.12%	5,234	7	0.18%
Total interest-earning assets	232,328	7,491	4.30%	233,966	7,906	4.51%
Non-interest-earning assets	15,661			15,044
Total assets	$247,988			$249,010

Interest-bearing liabilities:
Savings, NOW and money market accounts	$46,186	61	0.18%	$40,812	56	0.18%
Certificates of deposit	98,280	1,201	1.63%	101,394	1,370	1.80%
Total deposits	144,466	1,262	1.16%	142,206	1,426	1.34%
FHLB advances	45,362	659	1.94%	45,235	607	1.79%
Total interest-bearing liabilities	189,828	1,921	1.35%	187,441	2,033	1.45%
Non-interest-bearing liabilities	15,164			13,186
Total liabilities	204,992			200,627

Equity	42,996			48,383
Total liabilities and equity	$247,988			$249,010

Net interest-earning assets	$42,499			$46,525

Net interest income, average interest rate spread		$_5,570	2.95%		$5,873	3.06%

Net interest margin(2)			3.20%			3.35%

Average interest earning assets to average interest bearing liabilities			122.39%			124.82%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

During the nine months ended September 30, 2013, we made a provision of $156,000. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges, and gains or losses or write-downs on other real estate owned, was $64,000 for the three months ended September 30, 2013, an increase of $4,000 compared to non-interest income of $60,000 for the three months ended September 30, 2012. The increase was primarily due to an $8,000 increase in loan application fee income and fees associated with late charges on loans, offset by a $4,000 loss on the sale of other real estate owned.

Non-interest income, which includes fees and service charges, and gains or losses or write-downs of other real estate owned, was $131,000 for the nine months ended September 30, 2013, a decrease of $57,000 compared to non-interest income of $188,000 for the nine months ended September 30, 2012.  The decrease was primarily due to a $40,000 loss on the sale of other real estate owned, offset by a $17,000 decrease in loan application fee income and fees associated with late charges on loans.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Interest Expense. Non-interest expense decreased by $52,000, or 3.1%, to $1.6 million for the three months ended September 30, 2013, from $1.7 million during the prior year period. The decrease was primarily due to a decrease in occupancy expenses of $64,000, or 30.8%, as well as decreases of $21,000, or 32.8%, in deposit insurance premiums, $9,000, or 15.0%, in security expense, and $5,000, or 16.7%, in office supplies and postage expense, partially offset by increases of $26,000, or 12.8%, in other non-interest expenses, $15,000, or 1.8%, in salaries and employee benefits expense, $3,000, or 2.1% in data processing expense, and $3,000, or 30.0%, in advertising expense.

Non-interest expense increased by $32,000, or 0.6%, to $5.0 million for the nine months ended September 30, 2013. The increase was primarily due to increases of $110,000, or 4.4%, in salaries and employee benefits expense, $70,000, or 19.8%, in data processing expense, $17,000, or 50.0%, in advertising, and $12,000, or 2.2%, in occupancy expense, partially offset by decreases of $93,000, or 52.3%, in deposit insurance premiums, $29,000, or 27.1%, in office supplies and postage, $26,000, or 7.8%, in professional fees expense, $17,000, or 2.5%, in other non-interest expenses, and $12,000, or 6.6%, in security expense.

Income Tax Expense. The income tax expense amounted to $91,000 and $105,000 for the three months ended September 30, 2013 and 2012, respectively. Our effective federal tax rate was 41.7% and 33.5% for the three months ended September 30, 2013 and 2012, respectively.

The income tax expense amounted to $245,000 and $375,000 for the nine months ended September 30, 2013 and 2012, respectively. Our effective federal tax rate was 42.7% and 36.4% for the nine months ended September 30, 2013 and 2012, respectively.

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

A significant portion of the Company’s liquidity consists of interest bearing and non-interest earning deposits.  The Company’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At September 30, 2013, the Company had $52.2 million of advances from the Federal Home Loan Bank of Dallas and had $73.6 million in additional borrowing capacity. Additionally, at September 30, 2013, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.0 million. There were no amounts purchased under this agreement as of September 30, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2013, the Company had outstanding loan commitments of $6.4 million to originate loans.  At September 30, 2013, certificates of deposit scheduled to mature in less than one year totaled $46.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At September 30, 2013, State-Investors Bank exceeded each of its capital requirements with ratios of 14.8%, 25.9% and 26.7%, respectively.  As a savings and loan holding company, State Investors Bancorp is not currently subject to any regulatory capital requirements.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2013 – July 31, 2013	1,075	$14.97	1,075	133,401
August 1, 2013 – August 31, 2013	23,900	15.25	23,900	109,501
September 1, 2013 – September 30, 2013	19,574	15.30	19,574	89,927
Total	44,549	$15.23	44,549	89,927

Notes to this table:

(a)
On November 27, 2012, the Company announced by press release a third repurchase program for up to 262,000 shares, or approximately 10.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES.

There are no matters required to be reported under this item.

ITEM 4 – MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 – OTHER INFORMATION.

There are no matters required to be reported under this item.

ITEM 6 – EXHIBITS.

List of exhibits:

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE INVESTORS BANCORP, INC.

Date: November 14, 2013	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
President and Chief Executive Officer

Date: November 14, 2013	By:	/s/ Daniel McGowan
Daniel McGowan
Chief Financial Officer

