Form 10-K
period 2013-12-31
STATE INVESTORS BANCORP, INC.
filed 2014-03-28
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒             Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the fiscal year ended:  December 31, 2013
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

The aggregate market value of the 2.0 million shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $14.86 for the common stock on June 30, 2013, the last business day of the registrant’s second quarter, was approximately $30.0 million.  Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 25, 2014: 2,343,249

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

STATE INVESTORS BANCORP, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

Item 1.  Business.

General.  State Investors Bancorp was organized by State-Investors Bank in February 2011 to facilitate the conversion of the Bank from the mutual to the stock form of ownership and commenced operations in July 2011.  A total of 2,909,500 shares of common stock of the Company were sold at $10.00 per share in the subscription offering to eligible depositors and borrowers of the Bank through which the Company received proceeds of approximately $27.9 million, net of offering expenses.  The Company is a savings and loan holding company regulated by the Board of Governors of the Federal Reserve System. After completion of the conversion and the offering, all of State-Investors Bank’s stock is owned by State Investors Bancorp. The Company contributed approximately 50% of the net proceeds to the Bank. All remaining proceeds were retained by State Investors Bancorp for future capital needs.

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

Lending Activities

General.  At December 31, 2013, the Company’s net loan portfolio amounted to $199.3 million, representing approximately 77.0% of its total assets at that date.  The principal lending activity of State Investors Bancorp is the origination of one- to four-family residential loans and, to a lesser extent, commercial real estate loans.  At December 31, 2013, one- to four-family residential loans amounted to $130.4 million, or 64.9% of its total loan portfolio.  At December 31, 2013, commercial real estate loans amounted to $53.0 million, or 26.4% of the total loan portfolio. Multi-family residential loans totaled $5.5 million, or 2.7% of the total loan portfolio.  Home equity lines of credit totaled $2.2 million, or 1.1% of total loans.  Construction loans and land loans totaled $4.5 million and $3.4 million, or 2.2% and 1.7%, respectively, of the total loan portfolio at December 31, 2013. Consumer non-real estate loans totaled $1.2 million, or 0.6% of the total loan portfolio at December 31, 2013.

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

As a federally chartered savings bank, State-Investors Bank is subject to a regulatory loans to one borrower limit.  As of December 31, 2013, State-Investors Bank’s loans to one borrower limit was $9.9 million.  At December 31, 2013, the five largest loans or groups of loans to one borrower, including related entities, aggregated $5.7 million, $3.8 million, $3.2 million, $2.4 million and $1.9 million.  All of our largest loans or groups of loans were performing in accordance with their terms at December 31, 2013.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Real estate loans:
One- to four-family residential	$130,422	64.93%	$121,595	68.93%	$125,154	70.79%	$128,056	70.30%	$130,293	69.40%
Commercial real estate	52,979	26.37	37,284	21.14	34,422	19.47	37,050	20.34	41,920	22.33
Multi-family residential	5,462	2.72	5,421	3.07	4,817	2.72	5,653	3.10	4,727	2.52
Land	3,441	1.71	2,916	1.65	3,371	1.91	2,743	1.50	2,768	1.48
Residential construction	4,464	2.22	2,309	1.31	2,874	1.63	2,904	1.60	1,208	0.64
Total real estate loans	196,768	97.95%	169,525	96.10%	170,638	96.52%	176,406	96.84%	180,916	96.37%
Other loans:
Home equity lines of credit	2,241	1.12	4,641	2.64	4,522	2.56	4,360	2.40	5,290	2.82
Consumer non-real estate loans	1,210	0.60	1,560	0.88	1,636	0.93	1,390	0.76	1,506	0.81
Commercial business loans	660	0.33	675	0.38	--	--	6	-- *	11	-- *
Total other loans	4,111	2.05	6,876	3.90	6,158	3.48	5,756	3.16%	6,807	3.63%

Total loans	$200,879	100.00%	$176,401	100.00%	$176,796	100.00%	$182,162	100.00%	$187,723	100.00%

Less:

Deferred loan fees	(263)		(133)		(70)		(26)		(27)
Allowance for loan losses	(1,351)		(1,436)		(1,596)		(1,505)		(1,445)

Net loans	$199,265		$174,832		$175,130		$180,631		$186,251

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

From time to time, we will purchase whole loans and loan participations secured by properties within and outside of our primary market area.  Historically, the loan participations have been secured by one- to four-family residential properties and commercial properties.  In these circumstances, we follow our customary loan underwriting and approval policies. Our participation interest in single-family residential loans is typically 90%. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area that may desire to sell participations, and we intend to continue our purchases of participations in the future.  At December 31, 2013, our loan participations totaled $25.5 million, or 12.7% of our loan portfolio, of which $5.3 million, or 2.7% of our loan portfolio, were outside our primary market area.  The loan participations at December 31, 2013, included $16.1 million in commercial real estate, $8.8 million in residential real estate and $637,000 in commercial business loans.  The average participation interest outside our market area was $197,000 as of December 31, 2013.  We sold one participation interest in a commercial real estate loan to another bank in the amount of $906,000 during the year ended December 31, 2013.

Loan Originations. The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	2013	2012	2011
	(In thousands)
Loan originations:
One- to four-family residential	$21,599	$11,105	$15,413
Commercial real estate	19,328	15,752	5,086
Multi-family residential	980	809	375
Land	964	387	1,063
Residential construction	2,208	975	6,153
Home equity lines of credit	691	584	809
Consumer non-real estate loans	314	400	694
Commercial business loans	--	--	--
Total loan originations	46,084	30,012	29,593
Loans purchased	12,267	11,030	3,115
Loans and participations sold	(906)	--	--
Loan principal repayments	(32,714)	(40,941)	(38,011)
Decrease due to other items, net	(248)	(399)	(198)
Net increase (decrease) in net loans	$24,483	$(298)	$(5,501)

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

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2013, before giving effect to net items, including the allowance for loan losses.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	One- to Four- Family Residential	Commercial Real Estate	Multi- family Residential	Land	Residential Construction	Home Equity Lines of Credit	Consumer Non-Real Estate Loans	Commercial Business Loans	Total
	(In thousands)
Amounts due in:
One year or less	$2,123	$1,048	$--	$156	$2,739	$61	$625	$--	$6,752
After one year through two years	1,368	756	--	--	473	268	232	--	3,097
After two years through three years	579	2,692	42	--	1,252	1,172	68	20	5,825
After three years through five years	1,964	1,490	663	--	--	521	179	--	4,817
After five years through ten years	5,511	5,514	13	467	--	--	106	640	12,251
After ten years through 15 years	18,332	18,277	2,385	1,665	--	219	--	--	40,878
After 15 years	100,545	23,202	2,359	1,153	--	--	--	--	127,259
Total	$130,422	$52,979	$5,462	$3,441	$4,464	$2,241	$1,210	$660	$200,879

The following table shows the dollar amount of our loans at December 31, 2013, due after December 31, 2014, as shown in the preceding tables, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In thousands)
One- to four-family residential	$114,383	$13,916	$128,299
Commercial real estate	31,389	20,542	51,931
Multi-family residential	1,711	3,751	5,462
Land	3,285	--	3,285
Residential construction	1,725	--	1,725
Home equity lines of credit	2,180	--	2,180
Consumer non-real estate loans	585	--	585
Commercial business loans	660	--	660
Total	$155,918	$38,209	$194,127

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

One- to Four-Family Residential Real Estate Loans.  Our principal lending activity is the origination of loans secured by single-family residences. At December 31, 2013, $130.4 million, or 64.9%, of our total loan portfolio, before net items, consisted of one- to four-family residential loans including primarily owner occupied properties

It is the policy of State-Investors Bank to originate loans as a first lien position on owner occupied residences.  We primarily originate fixed-rate loans with terms of 15 to 20 years, and to a lesser extent, adjustable- rate loans of five to seven years.  In recent periods, we reduced the origination of fixed-rate loans of 30 years in order to manage our interest rate risk.  As of December 31, 2013, $101.0 million, or 77.1%, of our one- to four-family residential loans had contractual maturities of more than 15 years.  Our residential loan portfolio includes both owner occupied and non-owner occupied properties. Mortgages without private mortgage insurance are generally limited to 80%, or less, of the appraised value, or purchase price, of the secured real estate property.  Exceptions to this policy may be approved by the management loan committee.

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

Commercial Real Estate Loans.  As of December 31, 2013, loans secured by commercial real estate were $53.0 million, or 26.4% of total loans before net items.  Although commercial real estate and lines of credit are generally considered to have greater credit risk than certain other types of loans, management attempts to mitigate such risk by originating such loans in its local market area to known borrowers.  At December 31, 2013, $16.1 million of our commercial real estate loans were loan participations. The loan-to-value ratios on participations are generally limited to 70% or less of the appraised value and we generally require that out of market loans are seasoned with a history of repayment. Our commercial real estate loans primarily consist of owner occupied business and retail properties.

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

Land Loans.  As of December 31, 2013, land loans were $3.4 million, or 1.7% of the total loan portfolio before net items.  Land loans primarily include land which has been acquired for the purpose of development and, to a lesser extent, unimproved land.  Our loan policy provides for loan-to-value ratios up to 75% on improved land or land acquired for development and up to 65% for unimproved land loans.  Land loans are originated with fixed rates and terms up to five years.  Although land loans generally are considered to have greater credit risk than certain other types of loans, we attempt to mitigate such risk by originating loans to individuals who intend to build a single-family owner occupied home, rather than developers, and identifying a secondary source of repayment for the land loan other than the sale of the collateral.

Multi-family Residential Loans.  We originate multi-family residential loans in our local market area primarily consisting of apartment rental properties with eight units or less.  At December 31, 2013, our multi-family residential loans totaled $5.5 million, or 2.7% of total loans before net items.  Multi-family residential loans have loan-to-value ratios up to 75% and terms up to five years.  We require rental and cash flow data sufficient to cover the loan repayment as well as identify a secondary source of repayment, other than the sale of the collateral.

Residential Construction Loans.  We originate residential construction loans to be converted to permanent financing.  We do not actively solicit construction loans, but offer them as an accommodation to our borrowers. The same qualifications and loan-to-value ratios of real estate loans apply and no separate closing to convert to a permanent loan is required. Loans for the substantial renovation of an existing home are underwritten and administered as construction loans.  At December 31, 2013, $4.5 million, or 2.2% of our total loan portfolio, before net items, consisted of residential construction loans.

Home Equity Loans and Lines of Credit.  We originate second mortgage residential loans and home equity lines of credit to finance minor renovations and repairs as well as for other consumer or investment purposes.  Second mortgage loans and home equity lines of credit are primarily extended when State-Investors Bank holds the first mortgage on the collateral and together are limited to loan-to-value ratios of 80% or less. At December 31, 2013, $2.2 million, or 1.1% of our total loans, before net items, consisted of home equity loans and lines of credit.

Consumer Non-real Estate Loans.  We originate consumer non-real estate loans that have terms up to five years and generally higher interest rates than residential mortgage loans.  The consumer loans consist of installment loans for various purposes including home improvement loans, auto loans, boat loans and loans on deposit accounts. We will make unsecured consumer loans to customers with an established history of performance and capacity for repayment. At December 31, 2013, our consumer loans totaled $1.2 million, or 0.6% of our total loan portfolio before net items.

Commercial Business Loans. We do not generally originate commercial business loans secured by inventory and accounts receivable. At December 31, 2013, we had $660,000, or 0.3% of our total loan portfolio before net items, in commercial business loans, all of which were loan participations.  Although we do not actively solicit commercial business loans, we may provide them as an accommodation to existing customers.

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

Real estate and other assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  State Investors Bancorp had no real estate owned at December 31, 2013 and December 31, 2012.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2013				December 31, 2012
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
One- to four-family residential	29	$4,540	6	$1,359	17	$2,410	10	$772
Commercial real estate	3	633	--	--	4	921	1	936
Multi-family residential	--	--	--	--	--	--	2	1,560
Land	3	79	--	--	2	114	--	--
Residential construction	--	--	--	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--	--	--	--
Consumer non-real estate loans	1	6	--	--	--	--	1	10
Commercial business loans	--	--	--	--	--	--	--	--
Total delinquent loans	36	$5,258	6	$1,359	23	$3,445	14	$3,278

Delinquent loans to total net loans		2.64%		0.68%		1.97%		1.87%
Delinquent loans to total loans		2.62%		0.68%		1.95%		1.86%

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due, other real estate owned and troubled debt restructurings at any of the dates indicated.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$337	$456	$258	$178	$400
Commercial real estate	--	936	1,226	--	--
Multi-family residential	1,172	1,560	1,283	--	--
Land	--	--	--	--	--
Residential construction	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--
Consumer non-real estate loans	--	--	--	--	--
Commercial business loans	--	--	--	--	--
Total non-accruing loans	1,509	2,952	2,767	178	400
Accruing loans 90 days or more past due:
One- to four-family residential	1,148	326	522	1,098	1,511
Commercial real estate	--	--	--	--	285
Multi-family residential	--	--	--	--	232
Land	--	--	58	--	--
Residential construction	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--
Consumer non-real estate loans	--	--	26	20	11
Commercial business loans	--	--	--	--	--
Total accruing loans 90 days or more past due	1,148	326	606	1,118	2,039
Total non-performing loans (1)	2,657	3,278	3,373	1,296	2,439
Other real estate owned, net	--	--	--	167	779
Total non-performing assets	$2,657	$3,278	$3,373	$1,463	$3,218
Troubled debt restructurings (2)	1,317	1,476	1,551	--	--

Total non-performing assets and troubled debt restructurings	$3,974	$4,754	$4,924	$1,463	$3,218

Total non-performing loans as a percentage of loans, net	1.33%	1.87%	1.93%	0.72%	1.31%
Total non-performing loans as a percentage of total assets	1.03%	1.33%	1.35%	0.62%	1.17%
Total non-performing assets as a percentage of total assets	1.03%	1.33%	1.35%	0.70%	1.54%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	1.54%	1.93%	1.97%	--%	--%

(1)          Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(2)	Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At December 31, 2013, State Investors Bancorp had $2.7 million of non-performing loans included one loan participation in which our interest totaled $1.2 million and was secured by commercial and multi-family residential real estate.  Management believes that the three loans are supported by adequate collateral and does not expect that the loans represent a significant risk of loss. As a result of adopting the amendments in ASU 2011-2, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance.  The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, the Bank classified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-2 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.  The majority of the loans identified as TDRs had previously been considered impaired and subject to impairment measurement guidance.  As of December 31, 2013, we had seven loans totaling $2.7 million identified as troubled debt restructurings (TDRs).  The TDRs include two non-accruing loan of $1.3 and five loans that are accruing interest totaling $1.4 million.  The allowance for loan losses associated with the TDRs on the basis of a current evaluation of loss was $30,000.

During the year ended December 31, 2013, gross interest income of $4,000 would have been recorded on non-accruing loans under their original terms, if the loans had been current throughout the period. Interest income of $81,000 was recorded on non-accruing loans during the year ended December 31, 2013.

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

At December 31, 2013, State Investors Bancorp had $6.3 million of assets classified substandard and none classified doubtful or loss.  State Investors Bancorp had an additional $1.3 million of assets designated as special mention at December 31, 2013.

Allowance for Loan Losses.  At December 31, 2013, the allowance for loan losses amounted to $1.4 million.  The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date.  The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions.  State-Investors Bank is primarily engaged in originating single-family residential loans secured by owner occupied and non-owner occupied properties and commercial real estate loans to known borrowers in our market area.  Management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date.  Management analyzes the probability of the correction of the classified loans’ weaknesses and the extent of any known or inherent losses that may be sustained.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Total loans outstanding at end of period	$200,879	$176,401	$176,796	$182,162	$187,723
Allowance for loan losses, beginning of period	1,436	1,596	1,505	1,445	1,389
Provision for loan losses	156	142	154	93	155
Charge-offs:
One- to four-family residential	(104)	(12)	(45)	(33)	--
Commercial real estate	(300)	(290)	--	--	(99)
Multi-family residential	(22)	--	(18)	--	--
Land	--	--	--	--	--
Residential construction	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--
Consumer non-real estate loans	(10)	--	--	--	--
Commercial business loans	--	--	--	--	--
Total charge-offs	(436)	(302)	(63)	(33)	(99)
Recoveries on loans previously charged-off	195	--	--	--	--
Allowance for loan losses, end of period	$1,351	$1,436	$1,596	$1,505	$1,445
Allowance for loan losses as a percent of non-performing loans	50.85%	43.81%	47.32%	116.13%	59.25%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.13%	0.17%	0.03%	0.02%	0.05%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
One- to four-family residential	$548	40.56%	$578	40.25%	$1,168	73.18%	$947	70.30%	$1,068	69.40%
Commercial real estate	722	53.44	802	55.85	283	17.73	373	20.34	275	22.33
Multi-family residential	14	1.04	13	0.91	31	1.94	86	3.10	31	2.52
Land	10	0.74	8	0.56	21	1.32	18	1.50	18	1.48
Residential construction	14	1.04	9	0.63	30	1.88	23	1.60	8	0.64
Home equity lines of credit	24	1.78	21	1.46	52	3.26	44	2.40	35	2.82
Consumer non-real estate loans	15	1.11	5	0.34	11	0.69	14	0.76	10	0.81
Commercial business loans	4	0.29	--	--	--	--	--	--	--	--
Unallocated	--	--	--	--	--	--	--	--	--	--
Total	$1,351	100.00%	$1,436	100.00%	$1,596	100.00%	$1,505	100.00%	$1,445	100.00%

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

At December 31, 2013, our mortgage-backed securities portfolio amounted to $38.3 million, or 14.8% of total assets at such date. At December 31, 2013, we did not hold any Fannie Mae or Freddie Mac common or preferred stock.

At December 31, 2013, we had an aggregate of $694,000 in net unrealized gains on our mortgage-backed securities portfolio. Such unrealized gains reflect an increase in market value of securities as a result of changes in market rates of interest.

Management classifies securities as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the historical cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income.  At December 31, 2013, we had $37.9 million of mortgage-backed securities classified as available for sale, $319,000 of mortgage-backed securities classified as held to maturity and none classified as trading account.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac.  At December 31, 2013, all of our mortgage-backed securities were issued by the GNMA, Fannie Mae or Freddie Mac and we held no mortgage-backed securities from private issuers.

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

	December 31,
	2013		2012		2011
	Amortized Cost	Market Value	Amortized Cost	Amortized Cost	Amortized Cost	Market Value
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$37,254	$37,948	$45,003	$46,074	$52,655	$52,876
Total securities available-for-sale	37,254	37,948	45,003	46,074	52,655	52,876
Securities held to maturity:
Mortgage-backed securities	319	331	400	416	485	500
Total securities held to maturity	319	331	400	416	485	500
FHLB stock	2,486	2,486	1,774	1,774	2,487	2,487
Total investment and mortgage-backed securities and FHLB stock	$40,059	$40,765	$47,177	$48,264	$55,627	$55,863

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2013.  As State Investors Bancorp held no tax-exempt securities during the periods presented, no yield adjustments were made.

	Amounts at December 31, 2013, Which Mature In
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$--	$33,448	$3,815	$685	$37,948
Weighted average yield	--	1.82%	1.65%	1.76%	1.80%
Held to maturity:
Mortgage-backed securities	4	315	--	--	319
Weighted average yield	1.63%	2.00%	--	--	1.99%
Total mortgage-backed securities	4	33,763	3,815	685	38,267
Weighted average yield	1.63%	1.82%	1.65%	1.76%	1.81%

Mortgage-backed securities. The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

	December 31,
	2013	2012	2011
	(In thousands)
Fixed-rate	$--	$--	$--
Adjustable-rate:
Available-for-sale	37,948	46,074	52,876
Held to maturity	319	400	485
Total mortgage-backed securities	$38,267	$46,474	$53,361

Sources of Funds

General.  Deposits are the primary source of State Investors Bancorp’s funds for lending and to a lesser extent, borrowings from the Federal Home Loan Bank of Dallas. In addition to deposits, principal and interest payments on loans are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$42,618	26.78%	$48,672	30.20%	$27,349	17.36%
1.00% - 1.99%	20,183	12.68	18,600	11.54	39,480	25.06
2.00% - 2.99%	16,723	10.51	18,811	11.67	16,745	10.63
3.00% - 3.99%	11,609	7.29	13,393	8.31	14,061	8.92
4.00% - 4.99%	2,502	1.57	4,773	2.97	7,702	4.89
Total certificate accounts	93,635	58.83	104,249	64.69	105,337	66.86

Transaction accounts:
Savings	27,784	17.46	27,106	16.82	26,650	16.91
Checking:
Interest bearing	18,264	11.48	15,938	9.89	13,612	8.64
Non-interest bearing	8,863	5.57	5,855	3.63	5,011	3.18
Money market	10,601	6.66	8,015	4.97	6,951	4.41
Total transaction accounts	65,512	41.17	56,914	35.31	52,224	33.14

Total deposits	$159,147	100.00%	$161,163	100.00%	$157,561	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)

Savings accounts	$27,484	$42	0.15%	$26,172	$42	0.16%	$26,288	$82	0.31%
Checking-interest bearing	11,379	20	0.18	8,713	17	0.20	21,056	86	0.41
Money market	8,844	22	0.25	7,416	17	0.23	6,312	37	0.59
Certificates of deposit	97,327	1,587	1.63	101,880	1,827	1.79	111,669	2,306	2.07
Total interest-bearing deposits	$145,034	$1,671	1.15%	$144,181	$1,903	1.32%	$165,325	$2,511	1.52%
Total deposits	$157,615	$1,671	1.06%	$155,107	$1,903	1.23%	$173,076	$2,511	1.45%

The following table shows our deposit flows during the periods indicated.

	Year Ended December 31,
	2013	2012	2011

Deposits, net of withdrawals	$(3,260)	$2,132	$(3,576)
Interest credited	1,244	1,470	2,007
Total increase (decrease) in deposits	$(2,016)	$3,602	$(1,569)

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2013.

	Balance at December 31, 2013 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2014	2015	2016	Thereafter	Total
	(In thousands)
0.00% - 0.99%	$36,837	$5,418	$356	$7	$42,618
1.00% - 1.99%	3,469	3,890	3,904	8,920	20,183
2.00% - 2.99%	455	2,113	1,922	12,233	16,723
3.00% - 3.99%	2,257	5,692	1,180	2,480	11,609
4.00% - 4.99%	359	353	22	1,768	2,502
Total certificate accounts	$43,377	$17,466	$7,384	$25,408	$93,635
The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2013, by time remaining to maturity.

	At December 31, 2013
Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in thousands)
March 31, 2014	$4,486	0.75%
June 30, 2014	4,025	0.53
September 30, 2014	3,026	0.86
December 31, 2014	3,080	1.00
After December 31, 2014	26,493	2.29
Total certificates of deposit with balances of $100,000 or more	$41,110	1.75%

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

As of December 31, 2013, State-Investors Bank was permitted to borrow up to an aggregate total of approximately $126.9 million from the Federal Home Loan Bank of Dallas.  State-Investors Bank had $56.0 million of Federal Home Loan Bank advances outstanding at December 31, 2013.  Additionally, at December 31, 2013, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby we may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.0 million.  There were no amounts purchased under this agreement as of December 31, 2013.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$47,977	$43,811	$29,608

Maximum amount outstanding at any month-end during the period	$56,105	$48,546	$42,308
Balance outstanding at end of period	$55,992	$39,286	$42,308
Average interest rate during the period	1.89%	1.87%	3.18%

Weighted average interest rate at end of period	1.75%	2.13%	1.88%

At December 31, 2013, $5.1 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 0.29%.

Subsidiaries

At December 31, 2013, State Investors Bancorp had one subsidiary, State-Investors Bank.

Total Employees

State Investors Bancorp had 30 full-time and six part-time employees at December 31, 2013. None of these employees are represented by a collective bargaining agreement, and State Investors Bancorp believes that it enjoys good relations with its personnel.

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

Recent Regulatory Capital Regulations

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. Provisions of the Dodd-Frank Act require these capital ratios to apply to savings and loan holding companies and their savings association subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks and savings and loan holding companies thereof, such as State-Investors Bank and State Investors Bancorp, a common equity Tier 1 capital ratio 4.5% will become effective on January 1, 2015.  The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.  The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Recent Volcker Rule Regulations

Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds.  The regulations will become effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015.  State Investors Bancorp is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

Federal Securities Laws.  State Investors Bancorp registered its common stock with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934. State Investors Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Pursuant to applicable federal banking regulations we have agreed to maintain such registration for a minimum of three years following the conversion and offering completed on July 6, 2011.

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

Insurance of Accounts.  The deposits of State-Investors Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. The 2010 financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of the Comptroller of the Currency an opportunity to take such action.

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

In 2009, the Federal Deposit Insurance Corporation required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Our prepayment totaled $900,000. Unlike a special assessment, this prepayment did not immediately affect bank earnings. Banks booked the prepaid assessment as a non-earning asset and recorded the actual risk-based premium payments at the end of each quarter. In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. State-Investors Bank had no intangible assets at December 31, 2013. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect State-Investors Bank’s regulatory capital.

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

At December 31, 2013, State-Investors Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 14.8%, 14.8% and 26.1%, respectively.

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

Capital Category	Total Risk- Based Capital	Tier 1 Risk- Based Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

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

At December 31, 2013, State-Investors Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

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

At December 31, 2013, State-Investors Bank believes that it meets the requirements of the QTL test.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, as amended, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. State-Investors Bank is subject to Section 22(g) and (h) of the Federal Reserve Act and at December 31, 2013, was in compliance with the above restrictions.

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

Federal Home Loan Bank System.  State-Investors Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2013, State-Investors Bank had $56.0 million of Federal Home Loan Bank advances and $70.9 million available on its credit line with the Federal Home Loan Bank.

As a member, State-Investors Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.04% of its total assets. At December 31, 2013, State-Investors Bank had $2.5 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At December 31, 2013, State-Investors Bank had met its reserve requirement.

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

At December 31, 2013, the total federal pre-1988 reserve was approximately $2.6 million.  The reserve reflects the cumulative effects of federal tax deductions by State-Investors Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

State Investors Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income.  The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000.  For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction.  For the year ended December 31, 2013, State Investors Bancorp did not meet the minimum taxable income for Louisiana Corporation Income Tax purposes.

In addition, State-Investors Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of State-Investors Bank’s capital.  The formula for deriving the assessed value is to apply the applicable rate to the sum of:

(a)	20% of our capitalized earnings, plus

(b)	80% of our taxable stockholders’ equity, minus

(c)	50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings. The Louisiana Shares Tax has been provided for by State-Investors Bank for the year ended December 31, 2013.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company conducts business from State-Investors Bank’s main office and three full-service banking offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at December 31, 2013.

		Date of Lease	Net Book Value	Amount of
Description/Address	Leased/Owned	Expiration	of Property	Deposits
			(In thousands)
Main Office:
1041 Veterans Boulevard	Own	N/A	$6,182	$84,447
Metairie, Louisiana 70005

Branch Offices:
8384 Jefferson Highway	Own	N/A	167	20,506
Harahan, Louisiana 70123

2909 Highway 190	Own	N/A	1,251	35,435
Mandeville, Louisiana 70471

301 Harrison Avenue New Orleans, Louisiana 70124	Lease	08/30/2014(1)	624	18,759

Total			$8,224	$159,147

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           State Investors Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “SIBC”.  As of March 25, 2014, there were 2,343,249 shares of common stock outstanding, held by approximately 224 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

Presented below is the high and low sales price information for State Investors Bancorp’s common stock for each of the quarters in fiscal 2013 and 2012. The Company has not declared or paid any cash dividends.

Fiscal 2013
Quarter Ended:	High	Low
December 31, 2013	$16.19	$14.81
September 30, 2013	$16.64	$13.91
June 30, 2013	$14.99	$13.28
March 31, 2013	$14.99	$13.50

Fiscal 2012
Quarter Ended:	High	Low
December 31, 2012	$14.48	$12.42
September 30, 2012	$13.48	$12.44
June 30, 2012	$13.24	$11.50
March 31, 2012	$11.97	$10.95

(b)           Not applicable.

(c)           Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the quarter ended December 31, 2013 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)(b)

October 1, 2013 – October 31, 2013	28,418	$15.55	28,418	61,509
November 1, 2013 – November 30, 2013	21,200	15.33	21,200	40,309
December 1, 2013 – December 31, 2013	12,000	15.33	12,000	146,409
Total	61,618	15.45	61,618	146,409

Notes to this table:

(a)
On November 27, 2012, the Company announced by press release a third repurchase program for up to 262,000 shares, or approximately 10.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

(b)
On November 22, 2013, the Company announced by a Form 8-K filed with the Securities and Exchange Commission a fourth repurchase program to repurchase up to 118,100 shares, or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program will commence upon completion of the third repurchase program and does not have an expiration date.

Item 6.  Selected Financial Data.

Set forth below is selected financial and other data of State Investors Bancorp.  The information at December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 is derived in part from the audited financial statements that appear in Item 8 of this Form 10-K. The information at or for the years ended December 31, 2011, 2010 and 2009, is also derived from audited financial statements that do not appear in this document.

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Data:
Total assets	$258,685	$245,955	$249,616	$208,688	$209,232
Cash and cash equivalents	8,734	12,729	7,700	7,031	3,454
Investment securities, available for sale	--	--	--	--	260
Mortgage-backed securities:
Held to maturity	319	400	485	577	691
Available for sale	37,948	46,074	52,876	8,802	7,839
FHLB stock	2,486	1,774	2,487	1,361	2,660
Loans receivable, net	199,265	174,832	175,130	180,631	186,251
Deposits	159,147	161,163	157,561	159,130	142,948
FHLB advances	55,992	39,286	42,308	26,483	44,333
Total equity	41,566	43,502	47,971	21,291	20,184

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$10,059	$10,407	$10,799	$11,597	$12,347
Total interest expense	2,577	2,724	3,410	4,426	5,590
Net interest income	7,482	7,683	7,389	7,171	6,757
Provision for loan losses	156	142	154	93	155
Net interest income after provision for loan losses	7,326	7,541	7,235	7,078	6,602
Total non-interest income (loss)	147	239	257	(49)	166
Total non-interest expense	6,590	6,537	5,889	5,515	5,422
Income before income taxes	883	1,243	1,603	1,514	1,346
Income taxes	375	491	553	538	491
Net income	$508	$752	$1,050	$976	$855
Earnings per share – basic(1)	$0.20	$0.26	$0.74	NA	NA
Earnings per share – diluted(1)	$0.20	$0.26	$0.74	NA	NA

Selected Operating Ratios:(2)
Average yield on interest-earning assets	4.28%	4.48%	4.99%	5.82%	6.16%
Average rate on interest-bearing liabilities	1.34	1.45	1.75	2.38	3.01
Average interest rate spread(3)	2.94	3.03	3.24	3.44	3.15
Net interest margin(3)	3.18	3.30	3.41	3.60	3.37
Average interest-earning assets to average interest-bearing liabilities	121.77	123.70	111.09	107.03	107.79
Net interest income after provision for loan losses to non-interest expense	111.17	115.36	122.86	128.34	121.76
Total non-interest expense to average assets	2.63	2.63	2.50	2.60	2.57
Efficiency ratio(4)	86.38	82.52	77.02	77.44	78.32
Return on average assets	0.20	0.30	0.45	0.46	0.41
Return on average equity	1.19	1.58	3.23	4.70	4.34
Average equity to average assets	17.03	19.14	13.84	9.78	9.36

(Footnotes on the following page)

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
Asset Quality Ratios:(5)
Non-performing loans as a percent of total loans receivable(6)	1.32%	1.86%	1.91%	0.71%	1.30%
Non-performing assets as a percent of total assets(6)	1.03	1.33	1.35	0.70	1.54
Allowance for loan losses as a percent of Non-performing loans	50.85	43.81	47.32	116.13	59.25
Net charge-offs to average loans receivable	0.13	0.17	0.03	0.02	0.05

Capital Ratios:(5)

Tier 1 leverage ratio	14.78%	15.16%	14.86%	10.12%	9.61%
Tier 1 risk-based capital ratio	25.23	29.01	28.31	16.46	15.60
Total risk-based capital ratio	26.12	30.13	29.56	17.63	16.56

Other Data:
Banking offices	4	4	4	4	4

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

State Investors Bancorp’s primary lending activity is the origination of one- to four-family residential loans for portfolio. Historically, we have not originated residential mortgage loans for sale into the secondary market. We also originate or participate in commercial real estate loans which amounted to $53.0 million, or 26.4% of our total loans, before net items, at December 31, 2013. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate loans.  State Investors Bancorp’s loans are primarily funded by certificates of deposit, which typically have a higher interest rate than savings accounts.  At December 31, 2013, certificates of deposit amounted to 58.8% of total deposits. We had $56.0 million of borrowings from the Federal Home Loan Bank of Dallas as of December 31, 2013, compared to $39.3 million as of December 31, 2012. Although we will attempt to diversify into other deposit products in the future in order to improve our interest rate risk, we anticipate that certificates of deposit will continue to be a primary source of funding for our assets in the near term.

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

Business Strategy

State Investors Bancorp’s business strategy is focused on operating a growing and profitable community-oriented financial institution.  Below are certain of the highlights of our business strategy:

●
Maintaining High Asset Quality.   At December 31, 2013, we had $2.7 million of non-performing loans in our portfolio, or 1.03%, of total assets, and no real estate owned.  We attribute our high asset quality to our disciplined and conservative underwriting practices.

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

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

State Investors Bancorp’s total assets increased by $12.7 million, or 5.2%, to $258.7 million at December 31, 2013, compared to $246.0 million at December 31, 2012.  For the year ended December 31, 2013, the largest increase in our assets was in loans receivable, net, which increased $24.4 million, or 14.0%.  The largest decrease was in investment securities, which decreased $8.2 million, or 17.7% at December 31, 2013 due to principal pay-downs.  Federal funds sold increased $750,000 at December 31, 2013 compared to none at December 31, 2012.  Federal Home Loan Bank stock increased $712,000, or 40.1%, at December 31, 2013 compared to December 31, 2012, and other assets decreased $189,000, or 28.3%.

Loans receivable, net, increased by $24.4 million, or 14.0%, to $199.3 million at December 31, 2013 compared to $174.8 million at December 31, 2012.  During the year ended December 31, 2013, our total loan originations amounted to $46.1 million and loan principal payments were $32.7 million. With the exception of a $3.1 million participation interest in a commercial real estate loan sold during the year ended December 31, 2013, all of our loans were originated for portfolio.  The increase in loans receivable, net, was primarily due to increases in commercial real estate loans of $15.7 million, one- to four-family residential loans of $8.8 million, residential construction loans of $2.2 million, land loans of $525,000, and multi-family residential loans of $41,000.  Such increases were partially offset by decreases of $2.4 million in home equity lines of credit, $350,000 in consumer non-real estate loans and $15,000 commercial business loans.

Investment and mortgage-backed securities amounted to $38.3 million at December 31, 2013 compared to $46.5 million at December 31, 2012, a decrease of $8.2 million, or 17.7%. The decrease in investment securities at December 31, 2013, was due to maturities and pay-downs received during the 12-month period, partially offset by unrealized gains on available for sale mortgage-backed securities.

Total liabilities increased $14.7 million, or 7.2%, at December 31, 2013, to $217.1 million compared to $202.5 million at December 31, 2012, primarily due to an increase of $16.7 million in advances from the Federal Home Loan Bank of Dallas.  Deposits decreased by $2.0 million, or 1.3%, to $159.1 million at December 31, 2013, compared to $161.2 million at December 31, 2012, primarily due to a decrease in certificates of deposits of $10.6 million, or 10.2%, partially offset by increases of non-interest bearing checking accounts of $3.0 million, or 51.4%, money market accounts of $2.6 million, or 32.3%, interest bearing checking accounts of $2.3 million, or 14.6%, and savings accounts of $678,000, or 2.5%.  We held $56.0 million of Federal Home Loan Bank advances at December 31, 2013 compared to $39.3 million at December 31, 2012.  The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit outflows.

Total equity amounted to $41.6 million at December 31, 2013 compared to $43.5 million at December 31, 2012, a decrease of $1.9 million, or 4.5%.  The reason for the decrease in our total equity was primarily due to the purchase of 175,658 shares under the repurchase program, and a decrease in unrealized gain on securities available for sale of $248,000 net of deferred tax effect, partially offset by net income of $508,000 for the year ended December 31, 2013, amortization of stock awards and options under our stock compensation plans of $274,000 and common stock earned by participants in the employee stock ownership plan of $173,000.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General.  State Investors Bancorp’s net income amounted to $508,000 for the year ended December 31, 2013, a decrease of $244,000 or 32.4% compared to net income of $752,000 for the year ended December 31, 2012.  This decrease was primarily due to a decrease of $348,000, or 3.3%, in interest income, a decrease of $92,000, or 38.5%, in non-interest income, an increase of $53,000, or 0.8%, in non-interest expense, and an increase of $14,000, or 9.9%, in provision for loan losses.  This was partially offset by a decrease of $147,000, or 5.4%, in total interest expense and a decrease of $116,000, or 23.6%, in the provision for income taxes.

Net Interest Income.  Net interest income amounted to $7.5 million for the year ended December 31, 2013 compared to $7.7 million for the year ended December 31, 2012.  The $201,000 or 2.6% decrease was primarily due to a $348,000 or 3.3% decrease in total interest income due to a 53 basis point decrease in the average yield on investment and mortgage-backed securities and a 26 basis point decrease in the average yield on loans receivable, partially offset by a $147,000, or 5.4%, decrease in interest expense due to a 16 basis point decrease in the average rate paid on certificates of deposit.

The average interest rate spread decreased 9 basis points from 3.03% for the year ended December 31, 2012 to 2.94% for the year ended December 31, 2013, while average interest-earning assets increased from $232.5 million to $235.0 million during the same periods.  Average interest-earning assets to average interest-bearing liabilities decreased from 123.70% for the year ended December 31, 2012 to 121.77% for the year ended December 31, 2013.  The decrease in the average interest rate spread primarily reflects the decrease in average yield on interest earning assets from 4.48% in fiscal 2012 to 4.28% in fiscal 2013 compared to a decrease in the average rate paid on interest-bearing liabilities from 1.45% in 2012 to 1.34% in 2013.  Net interest margin decreased 12 basis points from 3.30% to 3.18% at December 31, 2012 and 2013, respectively, primarily due to a decrease of 20 basis points in the average yield on interest earning assets compared to a decrease of 11 basis points in the average rate paid on interest-bearing liabilities for the periods.

Interest income decreased by $348,000, or 3.3%, to $10.1 million for the year ended December 31, 2013 compared to $10.4 million for the year ended December 31, 2012.  Such decrease was primarily due to a decrease in the average yield on investment and mortgage-backed securities from 1.63% in fiscal 2012 to 1.10% in fiscal 2013.  To a lesser extent, the decline in interest income was due to a decrease in average yield on loans receivable from 5.41% in fiscal 2012 to 5.15% in fiscal 2013. The decrease in the average yield on loans and investment securities reflects changes in the market rates of interest during fiscal 2013.

Interest expense decreased by $147,000, or 5.4%, to $2.6 million for the year ended December 31, 2013 compared to $2.7 million for the year ended December 31, 2012 primarily as a result of a decrease in the average rate paid on certificate of deposit accounts.  Such decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the fiscal year.

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

	Year Ended December 31,
	2013			2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$186,240	$9,587	5.15%	$177,241	$9,580	5.41%
Investment and mortgage-backed securities	42,122	463	1.10%	50,036	818	1.63%
Other interest-earning assets	6,659	9	0.14%	5,270	9	0.17%
Total interest-earning assets	235,021	10,059	4.28%	232,547	10,407	4.48%
Non-interest-earning assets	15,674			16,228
Total assets	$250,695			$248,775
Interest-bearing liabilities:
Savings, NOW and money market accounts	$47,707	$84	0.18%	$42,301	$76	0.18%
Certificates of deposit	97,327	1,587	1.63%	101,880	1,827	1.79%
Total deposits	145,034	1,671	1.15%	144,181	1,903	1.32%
FHLB advances	47,977	906	1.89%	43,811	821	1.87%
Total interest-bearing liabilities	193,011	2,577	1.34%	187,992	2,724	1.45%
Non-interest-bearing liabilities	14,998			13,161
Total liabilities	208,009			201,153
Total stockholders’ equity	42,686			47,622
Total liabilities and stockholders’ equity	$250,695			$248,775
Net interest-earning assets	$42,010			$44,555
Net interest income; average interest rate spread		$7,482	2.94%		$7,683	3.03%
Net interest margin(2)			3.18%			3.30%

Average interest-earning assets to average interest-bearing liabilities			121.77%			123.70%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2013 compared to 2012			Year Ended December 31, 2012 compared to 2011
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Loans receivable	$(106)	$113	$7	$(598)	$(160)	$(758)
Investment and mortgage-backed securities	(240)	(115)	(355)	(15)	384	369
Other interest-earning assets	(2)	2	--	15	(18)	(3)
Total interest income	(348)	--	(348)	(598)	206	(392)
Interest expense:
Savings, NOW and money market accounts	(2)	10	8	(93)	(37)	(130)
Certificates of deposit	(161)	(79)	(240)	(286)	(192)	(478)
Total deposits	(163)	(69)	(232)	(379)	(229)	(608)
FHLB advances and other borrowings	6	79	85	308	(386)	(78)
Total interest expense	(157)	10	(147)	(71)	(615)	(686)
Increase (decrease) in net interest income	$(191)	$(10)	$(201)	$(527)	$821	$294

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

During the year ended December 31, 2013, we made a provision of $156,000, compared to a provision of $142,000 in fiscal 2012.  To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income.  Non-interest income, which includes fees and service charges, realized gains and losses on investments and sales of real estate owned, amounted to income of $147,000 for the year ended December 31, 2013, a decrease of $92,000 or 38.5% compared to non-interest income of $239,000 for the year ended December 31, 2012. The decrease was primarily due to an $86,000 loss on the sale of other real estate during the year ended December 31, 2013 compared to none in the year ended December 31, 2012, and a $6,000 net decrease in service charges, application fees, and other operating income.

Non-Interest Expense. Non-interest expense increased by $53,000, or 0.8% to $6.6 million for the year ended December 31, 2013, compared to $6.5 million for the year ended December 31, 2012.  The increase was primarily the result of increases of $159,000 in computer expense, $104,000 in salaries and employee benefits expense, $74,000 in occupancy expense, and $18,000 in advertising expense, partially offset by decreases of $95,000 in deposit insurance premiums, $92,000 in other non-interest expense, $41,000 in taxes and licenses expense, $37,000 in office supplies and postage, $19,000 in security expense, and $18,000 in professional fees.

Income Tax Expense.  The income tax expense amounted to $375,000 and $491,000 for the fiscal years ended December 31, 2013 and 2012, respectively. Our effective federal tax rate was 42% and 40% for the years ended December 31, 2013 and 2012, respectively.

Exposure to Changes in Interest Rates

State Investors Bancorp’s ability to maintain net interest income depends upon its ability to earn a higher yield on assets than the rates it pays on deposits and borrowings.  State Investors Bancorp’s interest-earning assets consist primarily of residential mortgage loans which have fixed rates of interest. State Investors Bancorp’s interest-bearing liabilities primarily consist of higher rate certificates of deposit rather than other types of deposit products.  Consequently, State Investors Bancorp’s ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise.  At December 31, 2013, certificates of deposit amounted to $93.6 million or 43.1% of total liabilities and 36.2% of total assets at such date.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.  Our one-year cumulative gap was a positive 2.20% at December 31, 2013.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2013, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 11% to 47%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 10% to 14%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 18%, 7% and 7%, respectively.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in thousands)
Interest-earning assets:(1)
Loans receivable(2)	$12,227	$33,440	$59,984	$35,095	$60,133	$200,879
Investment securities	4,431	10,258	22,884	--	--	37,573
Other interest-earning assets	2,603	--	--	--	--	2,603
Total interest-earning assets	19,261	43,698	82,868	35,095	60,133	241,055
Interest-bearing liabilities:
Savings accounts	490	1,471	3,922	3,922	17,979	27,784
Checking accounts	529	1,587	4,232	4,232	16,547	27,127
Money market accounts	482	1,446	3,855	3,855	963	10,601
Certificate accounts	15,091	28,286	24,851	11,352	14,055	93,635
FHLB advances	3,771	4,140	17,802	26,874	3,405	55,992
Total interest-bearing liabilities	20,363	36,930	54,662	50,235	52,949	215,139

Interest-earning assets less interest- bearing liabilities	$(1,102)	$6,768	$28,206	$(15,140)	$7,184	$25,916
Cumulative interest rate sensitivity gap(3)	$(1,102)	$5,666	$33,872	$18,732	$25,916	$25,916
Cumulative interest-rate gap as a percentage of total assets at December 31, 2013	(0.43)%	2.20%	13.14%	7.27%	10.02%	10.02%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2013	0.95%	1.10%	1.30%	1.12%	1.12%	1.12%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2013 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Interest Rates In Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$39,232	$(8,891)	(18)%	16.76%	(1.77)%
200	43,063	(5,059)	(11)	17.74	(0.79)
100	46,237	(1,885)	(4)	18.37	(0.16)
Static	48,122	--	--	18.53	--
(50)	48,209	87	--	18.33	(0.20)
(100)	47,573	(550)	(1)	17.91	(0.62)

Net Interest Income Analysis.  In addition to modeling changes in NPV, we also analyze potential changes to net interest income (“NII”) for a 12-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2013.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
300bp	$7,304	$(1,099)	(13.08)%
200	7,938	(465)	(5.54)
100	8,269	(134)	(1.59)
50	8,342	(61)	(0.73)
Static	8,403	--	--
(50)	8,408	(5)	0.06
(100)	8,361	(42)	(0.50)
(200)	8,303	(100)	(1.19)
(300)	8,269	(134)	(1.59)

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

State Investors Bancorp’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  State Investors Bancorp sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, State Investors Bancorp invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  State Investors Bancorp’s cash and cash equivalents amounted to $8.7 million at December 31, 2013.

A significant portion of State Investors Bancorp’s liquidity consists of non-interest earning deposits.  State Investors Bancorp’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At December 31, 2013, State-Investors Bank had $56.0 million of advances from the Federal Home Loan Bank of Dallas and had $70.9 million in additional borrowing capacity. Additionally, at December 31, 2013, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby we may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.0 million. There were no amounts purchased under this agreement as of December 31, 2013.

At December 31, 2013, State Investors Bancorp had outstanding loan commitments of $1.9 million to originate loans.  At December 31, 2013, certificates of deposit scheduled to mature in less than one year totaled $43.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  State Investors Bancorp intends to utilize its liquidity to fund its lending activities.

Under applicable banking regulations, State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At December 31, 2013, State-Investors Bank exceeded each of its capital requirements with ratios of 14.8%, 25.2% and 26.1%, respectively.

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

Commitments.  The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans in process at December 31, 2013.

	Total Amounts Committed at December 31, 2013	Amount of Commitment Expiration - Per Period
		Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Unused lines of credit	$1,483	$73	$969	$441	$--
Undisbursed portion of loans in process	3,901	3,901	--	--	--
Commitments to originate loans	1,947	1,947	--	--	--
Total commitments	$7,331	$5,921	$969	$441	$--

Contractual Cash Obligations.  The following table summarizes our contractual cash obligations, consisting of certificates of deposit, Federal Home Loan Bank advances and operating lease obligations, at December 31, 2013.

		Payments Due By Period
	Total at December 31, 2013	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Certificates of deposit	$93,635	$43,377	$24,851	$5,967	$19,440
FHLB advances	55,992	5,062	12,000	29,138	9,792
Total long-term debt	149,627	48,439	36,851	35,105	29,232
Operating lease obligations	20	20	--	--	--
Total contractual obligations	$149,647	$48,459	$36,851	$35,105	$29,232

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

State Investors Bancorp, Inc. and Subsidiary

Metairie, Louisiana

We have audited the accompanying consolidated balance sheet of State Investors Bancorp, Inc. and Subsidiary, as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. The management of State Investors Bancorp, Inc. and Subsidiary is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Investors Bancorp, Inc. and Subsidiary, as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ T. E. LOTT & COMPANY

Tuscaloosa, Alabama

March 28, 2014

2322 Tremont Drive - Baton Rouge, La 70809

178 Del Orleans Avenue, Suite C - Denham Springs, LA 70726

Phone: (225) 928-4770 FAX: (225) 926-0945

www.htbcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

State Investors Bancorp, Inc. and Subsidiary

Metairie, Louisiana

We have audited the accompanying consolidated balance sheet of State Investors Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. State Investors Bancorp, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Investors Bancorp, Inc. and Subsidiary as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hannis T. Bourgeois, LLP

Baton Rouge, Louisiana

March 26, 2013

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012
	(Dollars in thousands)
ASSETS

Cash - non-interest bearing	$5,381	$8,591
Cash - interest bearing	2,603	4,138
Federal funds sold	750	--
Cash and cash equivalents	8,734	12,729
Investment securities:
Available-for-sale	37,948	46,074
Held-to-maturity	319	400
Loans, net	199,265	174,832
Federal Home Loan Bank Stock	2,486	1,774
Accrued interest receivable	961	1,029
Premises and equipment, net	8,224	8,287
Deferred income taxes	269	162
Other assets	479	668

TOTAL ASSETS	$258,685	$245,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$159,147	$161,163
Advances from Federal Home Loan Bank	55,992	39,286
Advance payments by borrowers for taxes and insurance	1,000	1,027
Accrued interest payable	91	81
Other liabilities	889	896

TOTAL LIABILITIES	217,119	202,453

Stockholders’ Equity:
Preferred Stock, $01 par value - 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value - 9,000,000 shares authorized;
2,909,500 issued; 2,390,334 outstanding at December 31, 2013 and 2,565,992 outstanding at December 31, 2012	29	29
Additional Paid-In Capital	28,341	28,166
Treasury stock, 519,166 and 343,508 shares outstanding at
December 31, 2013 and 2012, respectively, at cost	(7,279)	(4,636)
Unallocated ESOP Shares	(2,037)	(2,153)
Unallocated Recognition and Retention Plan (RRP) shares	(1,361)	(1,517)
Retained earnings-substantially restricted	23,415	22,907
Accumulated other comprehensive income	458	706

TOTAL STOCKHOLDERS’ EQUITY	41,566	43,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$258,685	$245,955

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
	(In thousands, except per share data)

INTEREST INCOME:
Interest and fees on loans	$9,587	$9,580
Interest on investment securities	463	818
Other interest and dividends	9	9

TOTAL INTEREST INCOME	10,059	10,407

INTEREST EXPENSE:
Interest on deposits	1,671	1,903
Interest on Federal Home Loan Bank advances	906	821

TOTAL INTEREST EXPENSE	2,577	2,724

NET INTEREST INCOME	7,482	7,683

PROVISION FOR LOAN LOSSES	156	142

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,326	7,541

NON-INTEREST INCOME:
Loss on sale of other real estate	(86)	--
Application fee income	82	107
Service charges, fees and other	151	132

TOTAL NON-INTEREST INCOME	147	239

NON-INTEREST EXPENSES:
Salaries and employee benefits	3,494	3,390
Occupancy expense	709	635
Computer	595	436
Security	222	241
Deposit insurance premiums	128	223
Advertising	74	56
Professional fees	381	399
Taxes and licenses	131	172
Office Supplies and postage	94	131
Other	762	854

TOTAL NON-INTEREST EXPENSES	6,590	6,537

INCOME BEFORE INCOME TAXES	883	1,243

INCOME TAX EXPENSE	375	491

NET INCOME	$508	$752

Earnings per share
Basic	$0.20	$0.26
Diluted	$0.20	$0.26

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
	(In thousands)
Net income	$508	$752

Other Comprehensive Income (Loss):

Unrealized gains (losses) on investment securities	(377)	849

Income tax effect	129	(289)

OTHER COMPREHENSIVE INCOME (LOSS), net of taxes	(248)	560

COMPREHENSIVE INCOME	$260	$1,312

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock	Additional Paid-In Capital	Treasury Stock, at Cost	Unallocated ESOP Shares	Unallocated RRP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$29	$27,910	$--	$(2,269)	$--	$22,155	$146	$47,971
Comprehensive Income:
Net Income	--	--	--	--	--	752	--	752
Other Comprehensive Income	--	--	--	--	--	--	560	560
Shares purchased for:
Recognition and Retention Plan (RRP)	--	--	--	--	(1,517)	--	--	(1,517)
ESOP shares released for allocation	--	30	--	116	--	--	--	146
Share based compensation cost	--	226	--	--	--	--	--	226
Treasury Stock, acquired at cost, 343,508 shares	--	--	(4,636)	--	--	--	--	(4,636)

Balance, December 31, 2012	29	28,166	(4,636)	(2,153)	(1,517)	22,907	706	43,502
Comprehensive Income:
Net Income	--	--	--	--	--	508	--	508
Other Comprehensive Loss	--	--	--	--	--	--	(248)	(248)
RRP shares released for allocation	--	(128)	--	--	156	--	--	28
ESOP shares released for allocation	--	57	--	116	--	--	--	173
Share based compensation cost	--	246	--	--	--	--	--	246
Treasury Stock, acquired at cost, 175,658 shares	--	--	(2,643)	--	--	--	--	(2,643)

Balance, December 31, 2013	$29	$28,341	$(7,279)	$(2,037)	$(1,361)	$23,415	$458	$41,566

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$508	$752
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	156	142
Depreciation and amortization	278	302
Amortization (accretion) of securities	422	487
Stock dividend on FHLB stock	(5)	(8)
Loss on sale of other real estate	86	--
Deferred income taxes provision (benefit)	20	(124)
Non cash compensation	447	372
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	68	(7)
Decrease in other assets	189	376
Increase (decrease) in accrued interest payable	10	(5)
Increase (decrease) in other liabilities	(7)	145

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,172	2,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans	(24,837)	156
Purchase of securities available for sale	(3,303)	--
Proceeds from principal repayments of mortgage-backed securities	10,711	7,249
Purchase of FHLB stock	(707)	(434)
Redemption of FHLB stock	--	1,155
Purchase of premises and equipment	(215)	(10)
Proceeds from sale of foreclosed real estate	164	--

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(18,187)	8,116

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013 AND 2012
(Continued)

	2013	2012
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	(2,016)	3,602
Increase (decrease) in advances by borrowers for
insurance and taxes	(27)	54
Advances from the FHLB	42,786	60,000
Payments on advances from the FHLB	(26,080)	(63,022)
Purchase of treasury stock	(2,643)	(4,636)
Stock purchased for RRP	--	(1,517)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,020	(5,519)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,995)	5,029

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	12,729	7,700

CASH AND CASH EQUIVALENTS - END OF YEAR	$8,734	$12,729

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$2,566	$2,729

Income taxes	$531	$528

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

State Investors Bancorp, Inc., a Louisiana chartered corporation (the Company) was organized by State-Investors Bank (the Bank) to facilitate the conversion of the Bank from the mutual to the stock form (the Conversion) of ownership.  The Conversion was completed on July 6, 2011, at which time the Company became the holding company for the Bank, with the Company owning all of the issued and outstanding shares of the Bank’s common stock.  Shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank.  As a result of the offering, the Company sold 2,909,500 shares of its common stock, raising proceeds of approximately $27.9 million, net of offering expenses.  The Company was newly organized and owned no assets during any period prior to July 6, 2011.  Therefore, the financial information for any period prior to July 6, 2011, presented in this report is that of the Bank only.

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

Principles of Consolidation

The consolidated financial statements include the accounts of State Investors Bancorp, Inc. and its wholly-owned subsidiary, State-Investors Bank.  All significant intercompany transactions and amounts have been eliminated in consolidation.

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

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

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

Investment Securities

FASB ASC 320, Investments, requires the classification of securities as trading, available-for-sale or held-to-maturity.  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates this classification periodically.

Trading account securities are held for resale in anticipation of short-term market movements and are recorded at fair value.  Gains and losses, both realized and unrealized, are reflected in earnings.  The Company held no trading account securities at December 31, 2013 and 2012.

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.  The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income (loss).  Realized gains and losses are included in net securities gains in non-interest income, and, when applicable, are reported as a reclassification adjustment in other comprehensive income (loss).  Gains and losses on securities sold are determined based on the specific identification method.

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

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

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

The allowance for loan losses is established, as losses are estimated to have occurred, through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  For loans that are classified as impaired, an allowance is established based on the discounted cash flows for collateral value or observable market price of the impaired loan.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

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

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America.  As of December 31, 2013, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

The Company files income tax returns in the U.S. federal jurisdiction.  With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2009.  Any interest and penalties assessed by income taxing authorities are not significant and are included in non-interest expense in these consolidated financial statements.

Earnings per Share

Earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Generally accepted accounting principles (“GAAP”) generally require that recognized revenues, expenses, gains, and losses be included in net earnings.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported, net of tax, in accumulated other comprehensive income, a separate component of the equity section of the balance sheets, such items, along with net earnings, are components of comprehensive income.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense included in operations amounted to $74,000 and $56,000 in 2013 and 2012, respectively.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments included in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments were effective prospectively for reporting periods beginning after December 15, 2012.  As the adoption of ASU 2013-02 amended only disclosure requirements, the adoption had no impact on the Company’s results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform with the 2013 financial statement presentation.  Such reclassifications had no effect on net income or retained earnings as previously reported.

Subsequent Events

Management has evaluated the effect of subsequent events on these financial statements through March 28, 2014, the date the financial statements were issued.

2.	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit.  The Bank has on deposit the required reserve of $275,000 and $243,000 with First National Bankers Bank at December 31, 2013 and 2012, respectively.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

3.	INVESTMENT SECURITIES

A summary of the amortized cost and fair values of the securities is presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013

Held-to-maturity:
Mortgage-backed securities:
GNMA Certificates	$256	$9	$--	$265
FNMA Certificates	52	2	--	54
FHLMC Certificates	11	1	--	12

Total held-to-maturity securities	319	12	--	331

Available-for-sale:
Mortgage-backed securities:
GNMA Certificates	37,254	701	(7)	37,948

Total securities	$37,573	$713	$(7)	$38,279

December 31, 2012

Held-to-maturity:
Mortgage-backed securities:
GNMA Certificates	$310	$13	$--	$323
FNMA Certificates	74	3	--	77
FHLMC Certificates	16	--	--	16

Total held-to-maturity securities	400	16	--	416

Available-for-sale:
Mortgage-backed securities:
GNMA Certificates	45,003	1,071	--	46,074

Total securities	$45,403	$1,087	$--	$46,490

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

3.	INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of the mortgage-backed securities at December 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
December 31, 2013

Amounts maturing in:
One to five years	$319	$331	$32,893	$33,448
After five years through ten years	--	--	3,701	3,815
After ten years	--	--	660	685
	$319	$331	$37,254	$37,948

Securities with a carrying value of $37.3 million and $45.6 million were pledged to secure advances from the FHLB as of December 31, 2013 and 2012, respectively.

Investment in stock of the Federal Home Loan Bank of Dallas (FHLB) is carried at cost and is pledged to secure advances from the FHLB.  The balance at December 31, 2013 and 2012, is $2.5 million and $1.8 million, respectively.

Gross unrealized losses in investment securities at December 31, 2013 and 2012, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, are as follows:

December 31, 2013
	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA Certificates	$1,417	$(7)	$--	$--	$1,417	$(7)

December 31, 2012
	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
(In thousands)
Mortgage-backed securities:
GNMA Certificates	$--	$--	$--	$--	$--	$--

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

3.	INVESTMENT SECURITIES (Continued)

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

4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31 are summarized as follows:

	2013	2012
	(In thousands)
Real estate loans:
One-to-four family residential	$130,422	$121,595
Commercial real estate	52,979	37,284
Multi-family residential	5,462	5,421
Land	3,441	2,916
Residential construction	4,464	2,309

Total real estate loans	196,768	169,525

Other loans:
Home equity lines of credit	2,241	4,641
Consumer non-real estate loans	1,210	1,560
Commercial business loans	660	675

Total other loans	4,111	6,876

Total loans	200,879	176,401

Less:
Deferred loan fees	(263)	(133)
Allowance for loan losses	(1,351)	(1,436)

Net loans	$199,265	$174,832

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

In the ordinary course of business, the Company has granted loans to directors, officers and employees and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers.  Such loans amounted to approximately $2.4 million and $2.6 million at December 31, 2013 and 2012, respectively.

Activity in loans to directors, officers and employees was as follows:

	2013	2012
	(In thousands)

Balance at beginning of year	$2,607	$3,031

Add: New loans or advances	41	149
Less: Payments	(241)	(573)

Balance at end of year	$2,407	$2,607

Management segregates the loan portfolio into portfolio segments, which is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses.  The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following tables set forth, as of December 31, 2013 and 2012, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Year Ended December 31, 2013

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage-Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$578	$844	$9	$--	$5	$1,436
Charge-offs	(104)	(322)	--	--	(10)	(436)
Recoveries	91	104	--	--	--	195
Provision	(17)	144	5	4	20	156
Ending balance	$548	$770	$14	$4	$15	$1,351

Ending balance evaluated for impairment:
Individually	$30	$--	$--	$--	$--	$30
Collectively	$518	$770	$14	$4	$15	$1,321

Loans receivable:
Ending balance	$132,663	$61,882	$4,464	$660	$1,210	$200,879

Ending balance evaluated for impairment:
Individually	$1,655	$1,578	$--	$--	$--	$3,233
Collectively	$131,008	$60,304	$4,464	$660	$1,209	$197,645

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Year Ended December 31, 2012

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage-Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,168	$387	$30	$--	$11	$1,596
Charge-offs	(12)	(290)	--	--	--	(302)
Recoveries	--	--	--	--	--	--
Provision	(578)	747	(21)	--	(6)	142
Ending balance	$578	$844	$9	$--	$5	$1,436

Ending balance evaluated for impairment:
Individually	$121	$--	$--	$--	$--	$121
Collectively	$457	$844	$9	$--	$5	$1,315

Loans receivable:
Ending balance	$126,236	$45,621	$2,309	$675	$1,560	$176,401

Ending balance evaluated for impairment:
Individually	$1,834	$2,909	$--	$--	$10	$4,753
Collectively	$124,402	$42,712	$2,309	$675	$1,550	$171,648

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At December 31, 2013 and 2012, the credit quality indicators, disaggregated by class of loan, are presented in the following tables.

	December 31, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential	$125,155	$1,004	$4,263	$--	$130,422
Commercial real estate	51,917	253	809	--	52,979
Multi-family residential	4,290	--	1,172	--	5,462
Land	3,441	--	--	--	3,441
Residential construction	4,464	--	--	--	4,464
Home equity lines of credit	2,206	35	--	--	2,241
Consumer non-real estate loans	1,201	--	9	--	1,210
Commercial business loans	660	--	--	--	660
Total Loans	$193,334	$1,292	$6,253	$--	$200,879

	December 31, 2012
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential	$118,085	$2,365	$1,145	$--	$121,595
Commercial real estate	35,203	1,145	936	--	37,284
Multi-family residential	3,861	--	1,560	--	5,421
Land	2,916	--	--	--	2,916
Residential construction	2,309	--	--	--	2,309
Home equity lines of credit	4,641	--	--	--	4,641
Consumer non-real estate loans	1,540	--	20	--	1,560
Commercial business loans	675	--	--	--	675
Total Loans	$169,230	$3,510	$3,661	$--	$176,401

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

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

These classifications were the most current available as of December 31, 2013.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of December 31, 2013 and 2012:

Aged Analysis of Past Due Loans Receivable as of December 31, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
	(In thousands)
Mortgage Loans:
Permanent:
1 to 4 Family	$2,969	$1,571	$1,359	$5,899	$126,764	$132,663	$1,148
Multifamily	--	--	--	--	5,462	5,462	--
Commercial RE	633	--	--	633	52,346	52,979	--
Other	14	65	--	79	3,362	3,441	--
Construction-Residential	--	--	--	--	4,464	4,464	--
Nonmortgage Loans:
Commercial	--	--	--	--	660	660	--
Consumer	6	--	--	6	1,204	1,210	--
Total	$3,622	$1,636	$1,359	$6,617	$194,262	$200,879	$1,148

Aged Analysis of Past Due Loans Receivable as of December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
	(In thousands)
Mortgage Loans:
Permanent:
1 to 4 Family	$1,919	$491	$772	$3,182	$123,054	$126,236	$326
Multifamily	--	--	1,560	1,560	3,861	5,421	--
Commercial RE	805	116	936	1,857	35,427	37,284	--
Other	59	55	--	114	2,802	2,916	--
Construction-Residential	--	--	--	--	2,309	2,309	--
Nonmortgage Loans:
Commercial	--	--	--	--	675	675	--
Consumer	--	--	10	10	1,550	1,560	--
Total	$2,783	$662	$3,278	$6,723	$169,678	$176,401	$326

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Loan Receivables on Nonaccrual Status

	December 31, 2013	December 31, 2012
	(In thousands)
Mortgage Loans
Permanent, Secured by
1 to 4 Family	$337	$456
Multifamily	1,172	1,560
Commercial RE	--	936

Total	$1,509	$2,952

A summary of the impaired loans by class of loans as of December 31, 2013 and 2012, is as follows:

Impaired Loans For the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With an allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$126	$126	$30	$126	$6
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction - Residential
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$126	$126	$30	$126	$6

With no allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$1,529	$1,529	$--	$1,529	$69
Multifamily	1,172	1,172	--	1,172	--
Commercial RE	406	406	--	406	18
Other	--	--	--	--	--
Construction - Residential
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$3,107	$3,107	$--	$3,107	$87
Total Impaired Loans:
Mortgage Loans
Permanent	$3,233	$3,233	$30	$3,233	$93
Construction	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$3,233	$3,233	$30	$3,233	$93
60

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans For the Year Ended December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With an allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$227	$227	$121	$227	$7
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$227	$227	$121	$227	$7

With no allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$1,607	$1,607	$--	$1,607	$77
Multifamily	1,560	1,560	--	1,560	6
Commercial RE	1,349	1,349	--	1,494	22
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	10	10	--	10	--
	$4,526	$4,526	$--	$4,671	$105

Total Impaired Loans:
Mortgage Loans
Permanent	$4,743	$4,743	$121	$4,888	$112
Construction	--	--	--	--	--
Nonmortgage Loans
Commercial	10	10	--	10	--
Consumer	--	--	--	--	--

	$4,753	$4,753	$121	$4,898	$112

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The Company seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines.  The Company makes loan modifications primarily utilizing internal renegotiation programs through direct customer contact.  During the years ended December 31, 2013 and 2012, the concessions granted to certain borrowers included extending the payment due dates or maturities and lowering of the contractual interest rates.

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

The following tables summarize information relative to the loan modifications as of December 31, 2013 and 2012.  All of these loans are included in impaired loans as of December 31, 2013 and 2012.

December 31, 2013	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt restructurings
Mortgage Loans
Permanent	7	$3,114	$2,747
Construction	--	--	--
Nonmortgage Loans
Commercial	--	--	--
Consumer	--	--	--
Total Loans	7	$3,114	$2,747

December 31, 2012	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt restructurings
Mortgage Loans
Permanent	6	$1,831	$1,604
Construction	--	--	--
Nonmortgage Loans
Commercial	--	--	--
Consumer	--	--	--
Total Loans	6	$1,831	$1,604

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were issued.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

5.      ACCRUED INTEREST RECEIVABLE

 Accrued interest receivable at December 31 is summarized as follows:

	2013	2012
	(In thousands)

Loans receivable	$881	$931
Investment securities	80	98

	$961	$1,029

6.      PREMISES AND EQUIPMENT

 Premises and equipment, at cost, at December 31 are summarized as follows:

	2013	2012
	(In thousands)

Buildings	$5,967	$5,967
Leasehold improvements	572	572
Furniture, fixtures and equipment	1,095	1,082
	7,634	7,621
Less accumulated depreciation and amortization	(2,273)	(1,995)
	5,361	5,626
Land	2,863	2,661

	$8,224	$8,287

 Depreciation and amortization of premises and equipment amounted to $278,000 and $302,000 in 2013 and 2012, respectively.

7.      DEPOSITS

 Deposit account balances at December 31 are summarized as follows:

	2013	2012
	(In thousands)

NOW accounts
Interest bearing	$18,264	$15,938
Non-interest bearing	8,863	5,855
Money Market funds	10,601	8,015
Savings	27,784	27,106
Certificates of deposit	93,635	104,249

	$159,147	$161,163

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

7.     DEPOSITS (Continued)

Scheduled maturities of certificates of deposit at December 31, 2013, are summarized as follows:

Due In	Amount
(In thousands)

2014	$43,377
2015	17,466
2016	7,385
2017	5,967
2018 and thereafter	19,440

$93,635

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $41.1 million and $44.8 million at December 31, 2013 and 2012, respectively.   The weighted average interest rate on deposits at December 31, 2013 and 2012, was 1.03 % and 1.19%, respectively.  The Company held deposits of approximately $2.5 million and $3.0 million for related parties at December 31, 2013 and 2012, respectively.

8.     ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB)

The FHLB advances consisted of the following obligations at December 31, 2013 and 2012:

	2013	2012
Fixed Interest Rate	Amount	Amount
	(In thousands)

0.00% to 0.99%	$27,671	$15,593
1.00% to 1.99%	11,321	6,513
2.00% to 2.99%	--	--
3.00% to 3.99%	17,000	17,180
4.00% to 4.99%	--	--
5.00% to 5.99%	--	--
6.00% to 6.99%	--	--

	$55,992	$39,286

Scheduled maturities of FHLB advances at December 31, 2013, are summarized as follows:

Due In	Amount
(In thousands)

2014	$5,062
2015	4,000
2016	8,000
2017	29,138
2018 and thereafter	9,792

$55,992

At December 31, 2013, the advances are secured by a blanket lien on the Bank’s mortgage loans of approximately $89.6 million, pledge of FHLB stock in the amount of $2.5 million and pledge of mortgage-backed securities with a carrying amount of approximately $37.3 million.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

8.     ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB) (Continued)

The Bank has an additional available borrowing capacity of approximately $70.9 million with the FHLB at December 31, 2013.

9.     INCOME TAXES

Income tax expense (benefit) for the years ended December 31 is summarized as follows:

	2013	2012
	(In thousands)

Current Taxes – Federal	$355	$615
Deferred Taxes	20	(124)

	$375	$491

Total income tax expense (benefit) differs from the amounts computed by applying the federal statutory rate of 34% to income before income taxes as a result of the following:

	2013		2012
	Amount	%	Amount	%
	(In thousands)

Expected income tax expense at statutory rate	$300	34%	$423	34%
Increase (decrease) in income taxes resulting from:
Non-deductible expenses	72	7	63	5
Other adjustments	3	1	5	1
	$375	42%	$491	40%

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

9.     INCOME TAXES (Continued)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that gave rise to the deferred tax asset or (liability) at December 31 relate to the following:

	2013	2012
	(In thousands)

Deferred loan fees	$89	$45
Deferred retirement agreements	284	253
Excess tax depreciation	(199)	(222)
Reserve for uncollected interest	--	22
Prepaid mortgage interest	6	5
FHLB stock basis difference	(62)	(60)
Bad debt difference Post 1987	508	447
	626	490
Unrealized (gains) losses on available-for-sale securities	(357)	(328)

Net Deferred Tax Asset	$269	$162

Retained earnings at December 31, 2013 and 2012, include approximately $2.6 million for which no deferred income tax liability has been recognized.  These amounts represent an allocation of income to bad debt deductions for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount is approximately $888,000 at December 31, 2013 and 2012.

10.   REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary Federal regulator, the Office of the Comptroller of the Currency (OCC).  Failure to meet the minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Bank and the financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act the Board of Governors of the Federal Reserve System as the primary regulator for the Company is authorized to extend leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies to thrift holding companies.  However, the Federal Reserve Board has not issued regulations that address the levels of these capital requirements and when they will apply to the Company.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

10.   REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined).  As of December 31, 2013, management believes that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2013 and 2012, the most recent notification from the OCC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as adequately capitalized, the Bank would have to maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital ratios as disclosed in the table below.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013

Total Risk Based Capital
(to Risk Weighted Assets)	$39,489	26.12%	$10,263	8.00%	$12,828	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$38,138	25.23%	$5,133	4.00%	$7,699	6.00%
Tier 1 Capital
(to Adjusted Total Assets)	$38,138	14.78%	$9,822	4.00%	$12,278	5.00%
Tangible Capital
(to Adjusted Total Assets)	$38,138	14.78%	$3,683	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2012

Total Risk Based Capital
(to Risk Weighted Assets)	$38,662	30.13%	$10,263	8.00%	$12,828	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$37,226	29.01%	$5,133	4.00%	$7,699	6.00%
Tier 1 Capital
(to Adjusted Total Assets)	$37,226	15.16%	$9,822	4.00%	$12,278	5.00%
Tangible Capital
(to Adjusted Total Assets)	$37,226	15.16%	$3,683	1.50%	N/A	N/A

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

10.   REGULATORY MATTERS (Continued)

A reconciliation of the Bank’s capital determined under accounting principles generally accepted in the United States of America to Tier 1 Capital and Total Risk Based Capital as of December 31, 2013, is as follows:

2013
(In thousands)

Capital Under GAAP	$38,526
Unrealized Gain on Available-for-Sale Securities	(388)

Tier 1 Capital	38,138
Allowance for Loan Losses	1,351

Total Risk Based Capital	$39,489

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

Contributions to the plans charged to income for 2013 and 2012 amounted to $200,000 and $236,000, respectively. Contributions as a percentage of participants’ annual compensation amounted to 7% and 11% for 2013 and 2012, respectively.

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

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

11.	EMPLOYEE BENEFIT PLANS (Continued)

The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the dates payments are expected to expire.  The expense incurred for this plan for the years ended December 31, 2013 and 2012, amounted to $93,000 and $93,000, respectively.  The accrued liability recorded for this plan was $836,000 and $742,000 at December 31, 2013 and 2012, respectively.

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

Compensation costs related to the ESOP were $174,000 and $146,000 for the years ended December 31, 2013 and 2012, respectively.  The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $3.1 million and $3 million as of December 31, 2013 and 2012, respectively.  A summary of the ESOP share allocation as of December 31, 2013 and 2012, follows.

	2013	2012
Shares allocated, beginning of year	17,457	5,819
Shares allocated during the year	11,638	11,638
Allocated shares held by ESOP trust as of year end	29,095	17,457
Unallocated shares	203,665	215,303
Total ESOP shares	232,760	232,760

Recognition and Retention Plan

In January 2012, the shareholders of State Investors Bancorp approved the adoption of the 2012 Recognition and Retention Plan (the “RRP”) and Trust Agreement. In order to fund the RRP, the RRP Trust acquired 116,380 shares of the Company’s stock in the open market at an average price of $12.73 per share.  Pursuant to the RRP, 81,462 shares were granted to certain officers, employees and directors of the Company in January 2012, with 34,918 shares remaining available for future grant.  The RRP share awards have vesting periods from five to seven years

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

11.	EMPLOYEE BENEFIT PLANS (Continued)

Recognition and Retention Plan - (Continued)

A summary of the status of the shares under the RRP as of December 31, 2013, and changes during the year is as follows:

	December 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at the beginning of the year	81,462	$11.82
Granted	--	--
Forfeited	--	--
Released	12,331	11.82
Balance at the end of the period	69,231	$11.82

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the year ended December 31, 2013, $173,000 in compensation expense was recognized.  As of December 31, 2013, approximately $686,000 in additional compensation expense will be recognized over the remaining average service period of approximately 4.4 years.

Stock Options

In January 2012, the shareholders of State Investors Bancorp approved the adoption of the 2012 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 290,950 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Company granted 216,755 stock options on January 24, 2012, to certain officers, employees and directors of the Company at an exercise price of $11.82 per share, equal to the fair market value of the common stock on the grant date.  The remaining 74,195 stock options are available for future grant.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.  This model requires management to make certain assumptions, including the expected life of the option, the risk-free interest rate, expected volatility and the expected dividend yield.  The following assumptions were made in estimating 2013 fair values:

Expected dividends	0%
Expected volatility	13.35%
Risk-free interest rate	2.08%
Expected term (in years)	10%

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

11.	EMPLOYEE BENEFIT PLANS (Continued)

Stock Options - (Continued)

A summary of option activity under the Company’s Option Plan as of December 31, 2013, and changes during the year is as follows:

	December 31, 2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	216,755	$11.82	$3.11
Granted	--	--	--
Exercised	(582)	11.82	3.11
Forfeited	--	--	--
Outstanding at the end of the year	216,173	$11.82	$3.11
Exercisable at the end of the year	53,936	$11.82	$3.11

During the year ended December 31, 2013, $102,000 in compensation expense was recognized.  As of December 31, 2013, approximately $479,000 in additional compensation expense will be recognized over the remaining average service period of approximately 4.4 years.

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

13.   EARNINGS PER SHARE

Earnings per common share was computed based on the following:

	Years ended December 31,
	2013	2012
	(in thousands, except per share data)
Numerator
Income applicable to common shares	$508	$752
Denominator
Weighted average common shares outstanding	2,489	2,860
Effect of dilutive securities	58	15
Weighted average common shares outstanding – assuming dilution	2,547	2,875
Earnings per common share	$0.20	$0.26
Earnings per common share - assuming dilution	$0.20	$0.26

14.   COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Bank has various outstanding commitments that are not reflected in the accompanying financial statements.  The principal commitments of the Bank are as follows:

Lease Commitment:

At December 31, 2013, the Bank was obligated under a noncancelable operating lease on its location on Harrison Avenue in the city of New Orleans. The lease continues through August 31, 2014, with options to renew for two successive ten-year periods at specified rental amounts.  Total rental expense was approximately $30,000 for each of the years ended December 31, 2013 and 2012.

The future minimum rental commitments under the operating lease at December 31, 2013, are as follows:

Year Ended December 31,	Amount

2014	$20,000

Total Minimum Payments Required	$20,000

Loan Commitments:

At December 31, 2013, the Bank had outstanding commitments to originate fixed-rate loans in the amount of $1.9 million.  The Bank also had commitments for unused lines of credit of $1.5 million and undisbursed portion of loans in process of $3.9 million at December 31, 2013.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

14.   COMMITMENTS AND CONTINGENCIES (Continued)

Borrowings:

At December 31, 2013, the Bank had unused borrowing capacity of approximately $70.9 million with the Federal Home Loan Bank.  Additionally, the Bank has a Master Purchase Agreement with First National Bankers’ Bank (FNBB) whereby the Bank may purchase federal funds from FNBB in an amount not to exceed $14 million.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the notional amount which was $1.9 million at December 31, 2013.  The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

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

17.   FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair Value Disclosures

The Company groups its financial assets and liabilities measured at fair value in three levels.  Fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value.  The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

●	Level 1 - Includes the most reliable sources, and includes quoted prices in active markets for identical assets or liabilities.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

17.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Recurring Basis

Fair values of investment securities available-for-sale were primarily measured using information from a third-party pricing service.  This pricing service provides information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data from market research publications.

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2013 and 2012.  The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Available-for-sale:
Mortgage Backed Securities	$37,948	$--	$37,948	$--

	Fair Value at Reporting Date Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Available-for-sale:
Mortgage Backed Securities	$46,074	$--	$46,074	$--

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

17.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

	Fair Value at Reporting Date Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets
Impaired Loans	$3,204	$--	$3,204	$--

	Fair Value at Reporting Date Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets
Impaired Loans	$4,632	$--	$4,632	$--

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

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

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

Commitments to Extend Credit and Standby Letters of Credit - The fair values of commitments to extend credit and standby letters of credit do not differ significantly from the commitment amount and are, therefore, omitted from this disclosure.

The estimated approximate fair values of the Company’s financial instruments as of December 31, 2013 and 2012, are as follows:

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and Short-Term Investments	$8,734	$8,734	$8,734	$--	$--
Investment Securities
Available-for-sale	37,948	37,948	--	37,948	--
Investment Securities
Held-to-maturity	319	331	--	331	--
Loans – Net	199,265	201,000	--	--	201,000

Financial Liabilities:
Deposits	$159,147	$150,000	$--	$--	$150,000
FHLB Borrowings	55,992	57,000	--	57,000	--

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

17.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and Short-Term Investments	$12,729	$12,729	$12,729	$--	$--
Investment Securities
Available-for-sale	46,074	46,074	--	46,074	--
Investment Securities
Held-to-maturity	400	416	--	416	--
Loans – Net	174,832	177,000	--	--	177,000

Financial Liabilities:
Deposits	$161,163	$156,000	$--	$--	$156,000
FHLB Borrowings	39,286	41,000	--	41,000	--

18.	CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial statements of State Investors Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.  The statements of income and cash flows for the years ended December 31, 2013 and December 31, 2012, are shown.

CONDENSED BALANCE SHEETS
	December 31,
	2013	2012
	(In thousands)
ASSETS

Cash - non-interest bearing	$2,846	$5,572
Investment in subsidiary	38,526	37,864
Other assets	230	102

TOTAL ASSETS	$41,602	$43,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$36	$36

Stockholders’ Equity	41,566	43,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,602	$43,538

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

18.	CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME For the years ended December 31, 2013 and December 31, 2012

	2013	2012
	(In thousands)
OPERATING INCOME:
Interest on investment securities	$--	$74

TOTAL OPERATING INCOME	--	74

OPERATING EXPENSES:
Salaries and employee benefits	450	371
Other	81	107

TOTAL OPERATING EXPENSES	531	478

LOSS BEFORE INCOME TAXES AND INCREASE IN
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	(531)	(404)

INCOME TAX BENEFIT	128	92

LOSS BEFORE INCREASE IN EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	(403)	(312)

INCREASE IN EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDARY	911	1,064

NET INCOME	$508	$752

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

18.	CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013 and December 31, 2012

	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$508	$752
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Net amortization of premium/discount on investments	--	78
Non cash compensation	446	371
(Increase) decrease in accrued interest	--	11
Increase in equity in net income of subsidiary	(911)	(1,064)
Increase in other assets	(128)	(92)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(85)	56

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from payment and sales on available-for-sale securities	--	6,020

NET CASH PROVIDED BY INVESTING ACTIVITIES	--	6,020

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of treasury stock	(2,643)	(4,636)
Stock purchased for Recognition and Retention Plan	--	(1,516)

NET CASH USED IN FINANCING ACTIVITIES	(2,643)	(6,152)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,728)	(76)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,572	5,648

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,846	$5,572

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a)           As of December 31, 2013, our management evaluated, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

(c)           No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be held in May, 2014 (the “Proxy Statement”).

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

Equity Compensation Plan Information. The following table provides information as of December 31, 2013 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2012 Stock Option Plan and 2012 Recognition and Retention Plan, which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	298,217	11.82	109,113
Equity compensation plans not approved by security holders	--	--	--

Total	298,217	11.82	109,113

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Articles of Incorporation of State Investors Bancorp, Inc.	(1)
3.2	Bylaws of State Investors Bancorp, Inc.	(1)
4.0	Form of Stock Certificate of State Investors Bancorp, Inc.	(1)
10.1	State-Investors Bank Supplemental Executive Retirement Agreement for Anthony S. Sciortino*	(1)
10.2	State-Investors Bank 2009 Supplemental Retirement Plan for Non-Employee Directors*	(1)
10.3	Form of Employment Agreement between State-Investors Bank and Anthony S. Sciortino*	(1)
10.4	Form of Employment Agreement between State Investors Bancorp, Inc. and Anthony S. Sciortino*	(1)
10.5	Form of Employment Agreement between State-Investors Bank and Daniel McGowan*	(1)
10.6	Form of Employment Agreement between State Investors Bancorp, Inc. and Daniel McGowan*	(1)
10.7	State Investors Bancorp, Inc. 2012 Stock Option Plan	(2)
10.8	State Investors Bancorp, Inc. 2012 Recognition and Retention Plan and Trust Agreement	(2)
21.0	Subsidiaries of the Registrant	Reported in Item 1
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.

(Footnotes continued on following page)

(1)	Incorporated by reference from the like-numbered exhibit included in State Investors Bancorp, Inc.’s registration statement on Form S-1, filed March 7, 2011, as amended (SEC File No. 333-172659).
(2)	Incorporated by reference to Appendices A and B of the definitive proxy statement, dated December 14, 2011, filed by State Investors Bancorp, Inc. with the SEC on December 14, 2011 (SEC File No. 001-35221).

(b)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
STATE INVESTORS BANCORP, INC.

March 28, 2014	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/Anthony S. Sciortino	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 28, 2014
Anthony S. Sciortino

/s/ Daniel McGowan	Director, Chief Financial Officer (principal financial and accounting officer)	March 28, 2014
Daniel McGowan

/s/ Jules G. Albert, Jr.	Director	March 28, 2014
Jules G. Albert, Jr.

/s/ Joseph J. Lepow	Director	March 28, 2014
Joseph J. Lepow

/s/ Sanford R. Maslansky	Director	March 28, 2014
Sanford R. Maslansky

/s/ Mahlon L. Oustalet	Director	March 28, 2014
Mahlon L. Oustalet

/s/ Dalton L. Woolverton	Director	March 28, 2014
Dalton L. Woolverton

