Form 10-Q
period 2014-03-31
STATE INVESTORS BANCORP, INC.
filed 2014-05-15
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 13, 2014, 2,326,219 shares of the Registrant’s common stock were issued and outstanding.

STATE INVESTORS BANCORP, INC.
Form 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Cash – non-interest bearing	$4,679	$5,381
Cash – interest bearing	1,749	2,603
Federal funds sold	--	750
Cash and cash equivalents	6,428	8,734

Investment securities:
Available-for-sale	36,872	37,948
Held-to-maturity	300	319
Loans, net	203,280	199,265
Federal Home Loan Bank Stock	2,526	2,486
Accrued interest receivable	952	961
Premises and equipment, net	8,157	8,224
Deferred income taxes	291	269
Other assets	576	479

TOTAL ASSETS	$259,382	$258,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$157,641	$159,147
Advances from Federal Home Loan Bank	58,173	55,992
Advance payments by borrowers for taxes and insurance	1,013	1,000
Accrued interest payable	92	91
Other liabilities	1,241	889

TOTAL LIABILITIES	218,160	217,119

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value – 9,000,000 shares authorized; 2,909,500 issued; 2,341,749 outstanding at March 31, 2014 and 2,390,334 outstanding at December 31, 2013	29	29
Additional Paid-in Capital	28,286	28,341
Treasury stock, 567,751 shares and 519,166 shares outstanding at March 31, 2014 and December 31, 2013, respectively, at cost	(8,043)	(7,279)
Unallocated ESOP shares	(2,008)	(2,037)
Unallocated Recognition and Retention Plan (RRP) shares	(1,205)	(1,361)
Retained earnings – substantially restricted	23,644	23,415
Accumulated other comprehensive income	519	458

TOTAL STOCKHOLDERS’ EQUITY	41,222	41,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,382	$258,685

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,620	$2,403
Interest on investment securities	112	155
Other interest and dividends	3	2

TOTAL INTEREST INCOME	2,735	2,560

INTEREST EXPENSE:
Interest on deposits	384	433
Interest on Federal Home Loan Bank advances	253	207

TOTAL INTEREST EXPENSE	637	640

NET INTEREST INCOME	2,098	1,920
PROVISION FOR LOAN LOSSES	50	50

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,048	1,870

NON-INTEREST INCOME:
Service charges and fees	45	50

TOTAL NON-INTEREST INCOME	45	50

NON-INTEREST EXPENSES:
Salaries and employee benefits	955	936
Occupancy expense	202	205
Data processing	137	118
Security	55	58
Deposit insurance premiums	43	43
Advertising	10	18
Professional fees	83	86
Office supplies and postage	26	26
Other	211	212

TOTAL NON-INTEREST EXPENSES	1,722	1,702

INCOME BEFORE INCOME TAXES	371	218
INCOME TAX EXPENSE	142	91

NET INCOME	$229	$127
Earnings Per Common Share
Basic	$0.10	$0.05
Diluted	$0.09	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

2

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)

Net income	$229	$127

Other Comprehensive Income:

Unrealized gains on investment securities	92	85

Income tax effect	(31)	(29)

OTHER COMPREHENSIVE INCOME, net of taxes	61	56

COMPREHENSIVE INCOME	$290	$183

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
		Additional	Treasury	Unallocated	Unearned		Other	Total
	Common	Paid In	Stock	ESOP	RRP	Retained	Comprehensive	Stockholders’
	Stock	Capital	At Cost	Shares	Shares	Earnings	Income	Equity
	(Unaudited)

Balance at December 31, 2012	$29	$28,166	$(4,636)	$(2,153)	$(1,517)	$22,907	$706	$43,502

Comprehensive Income:
Net Income	--	--	--	--	--	127	--	127
Other Comprehensive Income	--	--	--	--	--	--	56	56
RRP shares released for allocation	--	(128)	--	--	156	--	--	28
ESOP shares released for allocation	--	13	--	29	--	--	--	42
Share based compensation cost	--	61	--	--	--	--	--	61
Treasury Stock acquired at cost, 41,486 shares	--	--	(597)	--	--	--	--	(597)

Balance at March 31, 2013	$29	$28,112	$(5,233)	$(2,124)	$(1,361)	$23,034	$762	$43,219

Balance at December 31, 2013	$29	$28,341	$(7,279)	$(2,037)	$(1,361)	$23,415	$458	$41,566

Comprehensive Income:
Net Income	--	--	--	--	--	229	--	229
Other Comprehensive Income	--	--	--	--	--	--	61	61
RRP shares released for allocation	--	(133)	--	--	156	--	--	23
ESOP shares released for allocation	--	16	--	29	--	--	--	45
Share based compensation cost	--	62	--	--	--	--	--	62
Treasury Stock acquired at cost, 48,585 shares	--	--	(764)	--	--	--	--	(764)

Balance at March 31, 2014	$29	$28,286	$(8,043)	$(2,008)	$(1,205)	$23,644	$519	$41,222

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$229	$127
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	50
Depreciation and amortization	69	71
Amortization of securities	116	129
Stock dividend on FHLB stock	(2)	(2)
Deferred income taxes provision (benefit)	(53)	60
Non-cash compensation	130	131
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	9	(33)
Decrease in other assets	(97)	(267)
Increase (decrease) in accrued interest payable	1	(6)
Increase in other liabilities	352	213

NET CASH PROVIDED BY OPERATING ACTIVITIES	804	473

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(4,065)	(1,646)
Proceeds from principal repayments of mortgage-backed securities	2,075	2,158
Purchases of mortgage-backed securities	(1,004)	--
Purchase of FHLB stock	(38)	--
Purchases of premises and equipment	(2)	(14)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,034)	498

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit accounts	(1,506)	(1,254)
Increase (decrease) in advances by borrowers for insurance and taxes	13	(104)
Advances from FHLB	16,337	2,000
Payments on advances from the FHLB	(14,156)	(671)
Purchase of Treasury Stock	(764)	(597)

NET CASH USED IN FINANCING ACTIVITIES	(76)	(626)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,306)	345

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	8,734	12,729

CASH AND CASH EQUIVALENTS – END OF PERIOD	$6,428	$13,074

SUPPLEMENTAL DISCLOSURES:

Interest on deposits and borrowings	$636	$646

Change in unrealized gain on securities available for sale	$92	$85

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited, consolidated financial statements of State Investors Bancorp for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K (File No. 001-35221).

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

Reclassifications

Certain reclassifications have been made to the 2013 financial statements to conform with the 2014 financial statement presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities

A summary of the amortized cost and fair values of the investment securities is presented below:

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
March 31, 2014
Held-to-maturity:
GNMA Certificates	$246	$10	$--	$256
FNMA Certificates	43	2	--	45
FHLMC Certificates	11	--	--	11

Total held-to-maturity securities	300	12	--	312

Available-for-sale:
GNMA Certificates	36,086	789	(3)	36,872

Total securities	$36,386	$801	$(3)	$37,184

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
December 31, 2013
Held-to-maturity:
GNMA Certificates	$256	$9	$--	$265
FNMA Certificates	52	2	--	54
FHLMC Certificates	11	1	--	12

Total held-to-maturity securities	319	12	--	331

Available-for-sale:
GNMA Certificates	37,254	701	(7)	37,948

Total securities	$37,573	$713	$(7)	$38,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

The amortized cost and fair values of the securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
Mortgage-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
March 31, 2014
Amounts maturing in:
One year or less	$3	$3	$--	$--
After one year through five years	297	309	30,300	30,876
After five years through ten years	--	--	4,377	4,542
After ten years	--	--	1,409	1,454
	$300	$312	$36,086	$36,872

There were no sales or calls of available-for-sale securities during the three months ended March 31, 2014 or 2013.

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

Gross unrealized losses in investment securities at March 31, 2014 and December 31, 2013, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more are as follows. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

March 31, 2014	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA certificates (3 securities)	$982	$(2)	$729	$(1)	$1,711	$(3)

December 31, 2013	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA Certificates (3 securities)	$1,417	$(7)	$--	$--	$1,417	$(7)

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at March 31, 2014 and December 31, 2013, are summarized as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Real estate loans:
One-to-four family residential	$132,973	$130,422
Commercial real estate	52,912	52,979
Multi-family residential	5,340	5,462
Land	3,401	3,441
Residential construction	5,962	4,464

Total real estate loans	200,588	196,768
Other loans:
Home equity lines of credit	2,489	2,241
Consumer non-real estate loans	1,257	1,210
Commercial business loans	650	660

Total other loans	4,396	4,111

Total loans	204,984	200,879
Less:
Deferred loan fees	(303)	(263)
Allowance for loan losses	(1,401)	(1,351)

Net loans	$203,280	$199,265

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables set forth, for the three months ended March 31, 2014 and year ended December 31, 2013, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Three Months Ended March 31, 2014.

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
March 31, 2014
Allowance for credit losses:
Beginning balance	$548	$770	$14	$4	$15	$1,351
Charge-offs	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--
Provision	25	20	3	12	(10)	50
Ending balance	$573	$790	$17	$16	$5	$1,401

Ending balance evaluated for impairment:
Individually	$43	$--	$--	$--	$--	$43
Collectively	$530	$790	$17	$16	$5	$1,358

Loans receivable:
Ending balance	$135,462	$61,653	$5,962	$650	$1,257	$204,984

Ending balance evaluated for impairment:
Individually	$1,571	$1,593	$--	$--	$--	$3,164
Collectively	$133,891	$60,060	$5,962	$650	$1,257	$201,820

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Year Ended December 31, 2013

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage-Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$578	$844	$9	$--	$5	$1,436
Charge-offs	(104)	(322)	--	--	(10)	(436)
Recoveries	91	104	--	--	--	195
Provision	(17)	144	5	4	20	156
Ending balance	$548	$770	$14	$4	$15	$1,351

Ending balance evaluated for impairment:
Individually	$30	$--	$--	$--	$--	$30
Collectively	$518	$770	$14	$4	$15	$1,321

Loans receivable:
Ending balance	$132,663	$61,882	$4,464	$660	$1,210	$200,879

Ending balance evaluated for impairment:
Individually	$1,655	$1,578	$--	$--	$--	$3,233
Collectively	$131,008	$60,304	$4,464	$660	$1,210	$197,646

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

At March 31, 2014 and December 31, 2013, the credit quality indicators, disaggregated by class of loan, are presented in the following tables.

	March 31, 2014
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
1 to 4 family residential	$127,602	$964	$4,407	$--	$132,973
Commercial real estate	51,814	251	847	--	52,912
Multi-family residential	4,195	--	1,145	--	5,340
Land	3,399	--	2	--	3,401
Residential construction	5,962	--	--	--	5,962
Home equity lines of credit	2,454	35	--	--	2,489
Consumer non-real estate loans	1,257	--	--	--	1,257
Commercial business loans	642	--	8	--	650
Total Loans	$197,325	$1,250	$6,409	$--	$204,984

	December 31, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential	$125,155	$1,004	$4,263	$--	$130,422
Commercial real estate	51,917	253	809	--	52,979
Multi-family residential	4,290	--	1,172	--	5,462
Land	3,441	--	--	--	3,441
Residential construction	4,464	--	--	--	4,464
Home equity lines of credit	2,206	35	--	--	2,241
Consumer non-real estate loans	1,201	--	9	--	1,210
Commercial business loans	660	--	--	--	660
Total Loans	$193,334	$1,292	$6,253	$--	$200,879

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

These classifications were the most current available as of March 31, 2014.

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2014 and December 31, 2013:

Aged Analysis of Past Due Loans Receivable as of March 31, 2014 and December 31, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
March 31, 2014
Mortgage Loans:
Permanent:
1 to 4 family	$1,771	$1,490	$746	$4,007	$131,455	$135,462	$508
Multifamily	--	--	--	--	5,340	5,340	--
Commercial RE	44	251	--	295	52,617	52,912	--
Other	6	14	46	66	3,335	3,401	46
Construction-
Residential	--	--	--	--	5,962	5,962	--
Nonmortgage Loans:
Commercial	--	--	--	--	650	650	--
Consumer	--	--	--	--	1,257	1,257	--
Total	$1,821	$1,755	$792	$4,368	$200,616	$204,984	$554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
	(In thousands)
December 31, 2013
Mortgage Loans:
Permanent:
1 to 4 Family	$2,969	$1,571	$1,359	$5,899	$126,764	$132,663	$1,148
Multifamily	--	--	--	--	5,462	5,462	--
Commercial RE	633	--	--	633	52,346	52,979	--
Other	14	65	--	79	3,362	3,441	--
Construction-Residential	--	--	--	--	4,464	4,464	--
Nonmortgage Loans:
Commercial	--	--	--	--	660	660	--
Consumer	6	--	--	6	1,204	1,210	--
Total	$3,622	$1,636	$1,359	$6,617	$194,262	$200,879	$1,148

Loan Receivables on Nonaccrual Status

	March 31, 2014	December 31, 2013
	(In thousands)
Mortgage Loans:
Permanent, Secured by
1 to 4 family	$414	$337
Multifamily	1,145	1,172
Total Loans on Nonaccrual Status	$1,559	$1,509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

A summary of the impaired loans by class of loans as of and for the three months ended March 31, 2014 and year ended December 31, 2013, is as follows:

Impaired Loans as of and for the Three Months Ended March 31, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(In thousands)
March 31, 2014
With an allowance recorded:
Mortgage Loans:
Permanent, Secured by:
1 to 4 family	$291	$291	$43	$291	$5
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$291	$291	$43	$291	$5
With no allowance recorded:
Mortgage Loans:
Permanent, Secured by:
1to 4 family	$1,280	$1,280	$--	$1,280	$16
Multifamily	1,145	1,145	--	1,145	--
Commercial RE	448	448	--	448	3
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$2,873	$2,873	$--	$2,873	$19
Total Impaired Loans:
Mortgage Loans:
Permanent	$3,164	$3,164	$43	$3,164	$24
Construction	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$3,164	$3,164	$43	$3,164	$24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Impaired Loans For the Year Ended December 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables summarize information relative to the loan modifications as of March 31, 2014 and December 31, 2013. All of these loans are included in impaired loans as of March 31, 2014 and December 31, 2013.

Modifications as of March 31, 2014

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	6	$2,886	$2,491
Construction	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	6	$2,886	$2,491

Modifications as of December 31, 2013

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	7	$3,114	$2,747
Construction	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	7	$3,114	$2,747

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were issued.

Note 4 – Deposits

Deposit account balances at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
NOW accounts
Interest bearing	$17,798	$18,264
Non-interest bearing	8,482	8,863
Money Market funds	10,642	10,601
Savings	27,996	27,784
Certificates of deposit	92,723	93,635
	$157,641	$159,147

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2014 and December 31, 2013. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

March 31, 2014
Available-for-sale:
Mortgage Backed Securities	$36,872	$--	$36,872	$--

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 - Fair Values of Financial Instruments (Continued)

Fair Value Disclosures (Continued)

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

December 31, 2013
Available-for-sale:
Mortgage Backed Securities	$37,948	$--	$37,948	$--

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

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

March 31, 2014
Assets
Impaired Loans	$3,121	$--	$3,121	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

December 31, 2013
Assets
Impaired Loans	$3,204	$--	$3,204	$--

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

	Fair Value Measurements at March 31, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:

Cash and Short-Term Investments	$6,428	$6,428	$6,428	$--	$--
Investment Securities
Available-for-sale	36,872	36,872	--	36,872	--
Investment Securities
Held-to-maturity	300	312	--	312	--
Loans – Net	203,280	207,000	--	--	207,000

Financial Liabilities:
Deposits	$157,641	$149,000	$--	$--	$149,000
FHLB Borrowings	58,173	59,000	--	59,000	--

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:

Cash and Short-Term Investments	$8,734	$8,734	$8,734	$--	$--
Investment Securities
Available-for-sale	37,948	37,948	--	37,948	--
Investment Securities
Held-to-maturity	319	331	--	331	--
Loans – Net	199,265	201,000	--	--	201,000

Financial Liabilities:
Deposits	$159,147	$150,000	$--	$--	$150,000
FHLB Borrowings	55,992	57,000	--	57,000	--

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

ESOP compensation expense for the three month periods ended March 31, 2014 and 2013, was $45,000 and $42,000, respectively.

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

A summary of the status of the shares under the RRP as of March 31, 2014 and changes during the three months ended March 31, 2014, is as follows:

	March 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at the beginning of the year	69,231	$11.82
Granted	--	--
Forfeited	--	--
Released	12,231	11.82
Balance at the end of the period	57,000	$11.82

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012. Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During the three month periods ended March 31, 2014 and 2013, $36,000 in compensation expense was recognized in both years, respectively. As of March 31, 2014, approximately $650,000 in additional compensation expense will be recognized over the remaining average service period of approximately 4.5 years.

Stock Options

In January 2012, the shareholders of State Investors Bancorp approved the adoption of the 2012 Stock Option Plan (the “Option Plan”). The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 290,950 shares of common stock with an exercise price no less than the fair market value on the date of the grant. The Compensation Committee of the Board of Directors granted 216,755 stock options on January 24, 2012 to certain officers, employees and directors of the Company at an exercise price of $11.82 per share, equal to the fair market value of the common stock on the grant date. On January 24, 2014, the Compensation Committee granted 20,000 options to certain officers at an exercise price of $15.99 per share. The remaining 54,195 stock options are available for future grant. All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code. Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Stock Options (Continued)

A summary of option activity under the Company’s Option Plan as of March 31, 2014 and changes during the three months ended March 31, 2014 is as follows:

	March 31, 2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	216,173	$11.82	$3.11
Granted	20,000	15.99	5.22
Exercised	--	--
Forfeited	--	--	--
Outstanding at the end of the period	226,173	$12.17	$3.29
Exercisable at the end of the period	71,491	$11.86	$3.13

During the three month periods ended March 31, 2014 and 2013, $25,342 and $25,422 in compensation expense was recognized, respectively.  As of March 31, 2014, approximately $560,000 in additional compensation expense will be recognized over the remaining average service period of approximately 4.8 years.

Note 7 – Earning Per Share

Earnings per common share was computed based on the following:

	Three Months ended March 31,
	2014	2013
	(in thousands, except per share data)
Numerator
Income applicable to common shares	$229	$127
Denominator
Weighted average common shares outstanding	2,359	2,545
Effect of dilutive securities	75	53
Weighted average common shares outstanding – assuming dilution	2,434	2,598
Earnings per common share	$0.10	$0.05
Earnings per common share - assuming dilution	$0.09	$0.05

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State Investors Bancorp, Inc. (“State Investors Bancorp” or the “Company”) from December 31, 2013 to March 31, 2014 and on its results of operations during the quarters ended March 31, 2014 and 2013. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

General.  The Company’s total assets increased by $697,000, to $259.4 million at March 31, 2014, compared to $258.7 million at December 31, 2013. For the quarter ended March 31, 2014, the increase in our assets was primarily due to increases in net loans receivable of $4.0 million, or 2.0%, partially offset by decreases in cash and cash equivalents of $2.3 million, or 26.4%, and mortgage-backed securities of $1.1 million, or 2.9%, compared to December 31, 2013.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.3 million, or 26.4%, from $8.7 million at December 31, 2013 to $6.4 million at March 31, 2014, as excess liquidity was used to fund loan growth.

Loans Receivable, Net.  Loans receivable, net, increased by $4.0 million, or 2.0%, to $203.3 million at March 31, 2014, compared to $199.3 million at December 31, 2013. During the quarter ended March 31, 2014, our total loan originations and purchases amounted to $11.1 million and loan principal payments were $7.0 million. All of our loans are originated for portfolio. The increase in loans receivable, net, was primarily due to increases in one-to-four family residential loans of $2.6 million, residential construction loans of $1.5 million, home equity lines of credit of $248,000, and $47,000 in consumer non-real estate loans. These increases were partially offset by decreases of $122,000 in multi-family residential loans, $67,000 in commercial real estate loans, $40,000 in land loans, and $10,000 in commercial business loans.

Investment Securities.  Investment and mortgage-backed securities amounted to $37.2 million at March 31, 2014 compared to $38.3 million at December 31, 2013, a decrease of $1.1 million, or 2.9%. The decrease in mortgage-backed securities at March 31, 2014, was due to paydowns received during the three-month period, offset by unrealized gains on available-for-sale securities.

Premises and Equipment, Net.  Premises and equipment, net, decreased $67,000, to $8.16 million at March 31, 2014, compared to $8.22 million at December 31, 2013, primarily due to depreciation of fixed assets.

Total liabilities.  Total liabilities increased $1.0 million, at March 31, 2014, to $218.2 million compared to $217.1 million at December 31, 2013, primarily due to an increase of $2.2 million in advances from the Federal Home Loan Bank. Deposits decreased $1.5 million, or 1.0%, to $157.6 million at March 31, 2014, compared to $159.1 million at December 31, 2013, primarily due to decreases in certificates of deposit of $912,000, or 1.0%, and an $847,000, or 3.1% decrease in checking accounts, partially offset by a $212,000, or 0.8%, increase in passbook savings accounts, and an increase of $41,000, or 0.4%, in money market deposit accounts.  We had $58.2 million of advances from the Federal Home Loan Bank at March 31, 2014 compared to $56.0 million at December 31, 2013, an increase of $2.2 million, or 3.9%.  The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit outflows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total Stockholders’ Equity.  Total stockholders’ equity amounted to $41.2 million at March 31, 2014, compared to $41.6 million at December 31, 2013, a decrease of $344,000, or 0.8%. The reason for the decrease in our total stockholders’ equity was primarily due to the purchase of $764,000 of treasury stock, under the Company’s fourth stock repurchase program, partially offset by net income of $229,000 for the quarter ended March 31, 2014, an increase in unrealized gain on securities available for sale of $61,000, net of the deferred tax effect and amortization of stock awards and options under our stock compensation plans of $62,000, the release of $45,000 in ESOP shares and release of $23,000 in Recognition and Retention Plan shares.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General. The Company’s net income amounted to $229,000 for the three months ended March 31, 2014, an increase of $102,000, or 80.3%, compared to net income of $127,000 for the three months ended March 31, 2013. This increase was primarily due to an increase in net interest income of $178,000, or 9.3%, partially offset by an increase in non-interest expense of $20,000, or 1.2%.  The increase in net interest income was due to an increase of $175,000, or 6.8%, in total interest income in the first quarter of 2014 primarily as a result of increases in interest earning assets and a decrease of $3,000, or 0.5%, of total interest expense.

Net Interest Income. Net interest income amounted to $2.1 million for the three months ended March 31, 2014, compared to $1.9 million for the three months ended March 31, 2013. The $178,000, or 9.3%, increase was primarily due to a $175,000 increase in total interest income and a $3,000 decrease in total interest expense.  Interest paid on deposits decreased $49,000, while interest on Federal Home Loan Bank advances increased $46,000 for the three months ended March 31, 2014, compared to the prior year period.

The average interest rate spread was 3.23% and 3.13% for the three months ended March 31, 2014 and 2013, respectively.  Average interest-earning assets to average interest-bearing liabilities decreased from 122.84% for the three months ended March 31, 2013 to 118.81% for the three months ended March 31, 2014. The increase in average interest rate spread reflects the 15 basis point decrease in average rate paid on interest-bearing liabilities from 1.39% for the first quarter of 2013 to 1.24% for the first quarter of 2014 and by a five basis point decrease in the average yield on interest earning assets from 4.52% for the first quarter of 2013 to 4.47% for the first quarter of 2014. Net interest margin increased four basis points from 3.39% to 3.43% for the three months ended March 31, 2013 and 2014, respectively.

Interest income increased $175,000 or 6.8%, to $2.74 million for the three months ended March 31, 2014, compared to $2.56 million for the first quarter of 2013.  The increase was primarily due to an $18.0 million increase in average interest earning assets, in turn offset by a 29 basis point decrease in the average yield on loans receivable from 5.47% for the first quarter in 2013 to 5.18% for the first quarter in 2014, and an 18 basis point decrease in the average yield on mortgage backed securities from 1.38% for the first quarter of 2013 to 1.20% for the first quarter of 2014.

Interest expense decreased by $3,000, or 0.5%, to $637,000 for the three months ended March 31, 2014, compared to $640,000 for the three months ended March 31, 2013, primarily as a result of an eight basis point decrease in the average rate paid on certificate of deposit accounts, combined with a $7.7 million decrease in average balance of certificates of deposit, partially offset by  a $19.3 million increase in the average balance of Federal Home Loan Bank advances, in turn offset by a 37 basis point decrease in the average cost of such advances. The decrease in average rate of total deposits is due to a decline in cost of certificates of deposit as higher cost certificates of deposit repriced at a lower rate during the period. The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit outflows.

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

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$202,342	$2,620	5.18%	$175,773	$2,403	5.47%
Mortgage-backed securities	37,433	112	1.20%	44,963	155	1.38%
Other interest-earning assets	4,966	3	0.24%	5,991	2	0.13%
Total interest-earning assets	244,741	2,735	4.47%	226,727	2,560	4.52%
Non-interest-earning assets	15,171			16,722
Total assets	$259,912			$243,449

Interest-bearing liabilities:
Savings, NOW and money market accounts	$54,356	22	0.16%	$44,494	20	0.18%
Certificates of deposit	92,908	362	1.56%	100,604	413	1.64%
Total deposits	147,264	384	1.04%	145,098	433	1.19%
FHLB advances	58,732	253	1.72%	39,476	207	2.10%
Total interest-bearing liabilities	205,996	637	1.24%	184,574	640	1.39%
Non-interest-bearing liabilities	12,694			15,514
Total liabilities	218,690			200,088

Equity	41,222			43,361
Total liabilities and equity	$259,912			$243,449

Net interest-earning assets	$38,745			$42,153

Net interest income, average interest rate spread		$2,098	3.23%		$1,920	3.13%

Net interest margin(2)			3.43%			3.39%

Average interest earning assets to average interest bearing liabilities			118.81%			122.84%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

During the three months ended March 31, 2014, we made a provision of $50,000. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges, and gains or losses or write-downs on other real estate owned, was $45,000 for the three months ended March 31, 2014, a decrease of $5,000 compared to non-interest income of $50,000 for the three months ended March 31, 2013. The decrease was primarily due to a $5,000 decrease in loan application fee income and fees associated with late charges on loans.

Non-Interest Expense. Non-interest expense increased by $20,000, or 1.2%, to $1.72 million for the three months ended March 31, 2014, from $1.70 million during the prior year period.  The increase in non-interest expense was primarily due to an increase in data processing expense of $19,000, or 16.1%, as well as an increase of $19,000, or 2.0%, in salaries and employee benefits, partially offset by decreases of $8,000, or 44.4%, in advertising expense, $3,000, or 5.2%, in security expense, $3,000, or 3.5%, in professional fees, $3,000, or 1.5%, in occupancy expense, and $1,000, or 0.5%, in other non-interest expense.

Income Tax Expense. The income tax expense amounted to $142,000 and $91,000 for the three months ended March 31, 2014 and 2013, respectively. Our effective federal tax rate was 38.0% and 42.0% for the three months ended March 31, 2014 and 2013, respectively.

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

A significant portion of the Company’s liquidity consists of interest bearing and non-interest earning deposits.  The Company’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At March 31, 2014, the Company had $58.2 million of advances from the Federal Home Loan Bank of Dallas and had $68.5 million in additional borrowing capacity. Additionally, at March 31, 2014, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.0 million. There were no amounts purchased under this agreement as of March 31, 2014.

At March 31, 2014, the Company had outstanding loan commitments of $1.7 million to originate loans.  At March 31, 2014, certificates of deposit scheduled to mature in less than one year totaled $43.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At March 31, 2014, State-Investors Bank exceeded each of its capital requirements with ratios of 14.87%, 25.21% and 26.13%, respectively.  As a savings and loan holding company, State Investors Bancorp is not currently subject to any regulatory capital requirements.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)  Not applicable.
(b)  Not applicable.
(c)  Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2014 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)(b)
January 1, 2014 – January 31, 2014	$35,327	$15.81	$35,327	$75,755
February 1, 2014 – February 28, 2014	6,050	15.50	6,050	69,705
March 1, 2014 – March 31, 2014	7,208	15.33	7,208	62,497
Total	$48,585	$15.65	$48,585	$62,497

Notes to this table:

(a)
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

STATE INVESTORS BANCORP, INC.

Date: May 15, 2014	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
President and Chief Executive Officer

Date: May 15, 2014	By:	/s/ Daniel McGowan
Daniel McGowan
Chief Financial Officer

