Form 10-Q
period 2014-06-30
STATE INVESTORS BANCORP, INC.
filed 2014-08-14
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 8, 2014, 2,319,619 shares of the Registrant’s common stock were issued and outstanding.

STATE INVESTORS BANCORP, INC.
Form 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Cash – non-interest bearing	$5,392	$5,381
Cash – interest bearing	1,574	2,603
Federal funds sold	--	750
Cash and cash equivalents	6,966	8,734

Investment securities:
Available-for-sale	36,547	37,948
Held-to-maturity	280	319
Loans, net	213,124	199,265
Federal Home Loan Bank Stock	2,866	2,486
Accrued interest receivable	984	961
Premises and equipment, net	8,103	8,224
Other real estate owned, net	30	--
Deferred income taxes	276	269
Other assets	518	479

TOTAL ASSETS	$269,694	$258,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$160,571	$159,147
Advances from Federal Home Loan Bank	65,316	55,992
Advance payments by borrowers for taxes and insurance	1,134	1,000
Accrued interest payable	91	91
Other liabilities	1,279	889

TOTAL LIABILITIES	228,391	217,119

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value – 9,000,000 shares authorized; 2,909,500 issued; 2,320,619 outstanding at June 30, 2014 and 2,390,334 outstanding at December 31, 2013	29	29
Additional Paid-in Capital	28,373	28,341
Treasury stock, 588,881 shares and 519,166 shares at June 30, 2014 and December 31, 2013, respectively, at cost	(8,375)	(7,279)
Unallocated ESOP shares	(1,979)	(2,037)
Unallocated Recognition and Retention Plan (RRP) shares	(1,205)	(1,361)
Retained earnings – substantially restricted	23,907	23,415
Accumulated other comprehensive income	553	458

TOTAL STOCKHOLDERS’ EQUITY	41,303	41,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$269,694	$258,685

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,743	$2,350	$5,363	$4,753
Interest on investment securities	113	117	225	272
Other interest and dividends	2	2	5	4

TOTAL INTEREST INCOME	2,858	2,469	5,593	5,029

INTEREST EXPENSE:
Interest on deposits	393	416	777	849
Interest on Federal Home Loan Bank advances	255	221	508	428

TOTAL INTEREST EXPENSE	648	637	1,285	1,277

NET INTEREST INCOME	2,210	1,832	4,308	3,752
PROVISION FOR LOAN LOSSES	50	56	100	106

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,160	1,776	4,208	3,646

NON-INTEREST INCOME:
Service charges and fees	54	53	99	103
Net (loss) on sale/writedown of other real estate	(2)	(36)	(2)	(36)

TOTAL NON-INTEREST INCOME	52	17	97	67

NON-INTEREST EXPENSES:
Salaries and employee benefits	877	822	1,832	1,758
Occupancy expense	188	211	390	416
Data processing	127	162	264	280
Security	54	61	109	119
Deposit insurance premiums	36	(1)	79	42
Advertising	9	20	19	38
Professional fees	137	124	220	210
Office supplies and postage	27	27	53	53
Other	262	229	473	441

TOTAL NON-INTEREST EXPENSES	1,717	1,655	3,439	3,357

INCOME BEFORE INCOME TAXES	495	138	866	356
INCOME TAX EXPENSE	232	63	374	154

NET INCOME	$263	$75	$492	$202
Earnings Per Common Share
Basic	$0.11	$0.03	$0.21	$0.08
Diluted	$0.11	$0.03	$0.20	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

2

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Six Months Ended
	June 30,
	2014	2013
	(Unaudited)

Net income	$492	$202

Other Comprehensive Income:

Unrealized gains (losses) on investment securities	144	(223)

Income tax effect	(49)	77

OTHER COMPREHENSIVE INCOME, net of taxes	95	(146)

COMPREHENSIVE INCOME	$587	$56

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
		Additional	Treasury	Unallocated	Unearned		Other	Total
	Common	Paid-In	Stock	ESOP	RRP	Retained	Comprehensive	Stockholders’
	Stock	Capital	At Cost	Shares	Shares	Earnings	Income	Equity
	(Unaudited)

Balance at December 31, 2012	$29	$28,166	$(4,636)	$(2,153)	$(1,517)	$22,907	$706	$43,502

Comprehensive Income:
Net Income	--	--	--	--	--	202	--	202
Other Comprehensive Income	--	--	--	--	--	--	(146)	(146)
RRP shares released for allocation	--	(128)	--	--	156	--	--	28
ESOP shares released for allocation	--	26	--	58	--	--	--	84
Share based compensation cost	--	123	--	--	--	--	--	123
Treasury Stock acquired at cost, 69,491 shares	--	--	(1,007)	--	--	--	--	(1,007)

Balance at June 30, 2013	$29	$28,187	$5,643	$2,095	$1,361	$23,109	$560	$42,786

Balance at December 31, 2013	$29	$28,341	$(7,279)	$(2,037)	$(1,361)	$23,415	$458	$41,566

Comprehensive Income:
Net Income	--	--	--	--	--	492	--	492
Other Comprehensive Income	--	--	--	--	--	--	95	95
RRP shares released for allocation	--	(93)	--	--	156	--	--	63
ESOP shares released for allocation	--	33	--	58	--	--	--	91
Share based compensation cost	--	92	--	--	--	--	--	92
Treasury Stock acquired at cost, 69,715 shares	--	--	(1,096)	--	--	--	--	(1,096)

Balance at June 30, 2014	$29	$28,373	$(8,375)	$(1,979)	$(1,205)	$23,907	$553	$41,303

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$492	$202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	106
Depreciation and amortization	139	139
Amortization of securities	226	282
Stock dividend on FHLB stock	(5)	(3)
Deferred income taxes provision (benefit)	(56)	(19)
Non-cash compensation	246	235
Loss on other real estate	46	--
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(23)	19
(Increase) decrease in other assets	(39)	108
Decrease in accrued interest payable	--	(2)
Increase in other liabilities	390	283

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,516	1,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(14,035)	(9,224)
Proceeds from principal repayments of mortgage-backed securities	4,403	4,937
Purchases of mortgage-backed securities	(3,045)	(1,984)
Purchase of FHLB stock	(375)	(250)
Purchases of premises and equipment	(18)	(14)

NET CASH USED IN INVESTING ACTIVITIES	(13,070)	(6,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	1,424	(5,676)
Increase in advances by borrowers for insurance and taxes	134	87
Advances from FHLB	26,337	11,062
Payments on advances from the FHLB	(17,013)	(3,342)
Purchase of Treasury Stock	(1,096)	(1,007)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,786	1,124

DECREASE IN CASH AND CASH EQUIVALENTS	(1,768)	(4,061)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	8,734	12,729

CASH AND CASH EQUIVALENTS – END OF PERIOD	$6,966	$8,668

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$1,285	$1,279

Income taxes	$226	$138

Transfer from loans to other real estate	$76	$116

Change in unrealized gain on securities available for sale	$144	$(223)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

On July 6, 2011, State-Investors Bank (the “Bank”) completed its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. In connection with the conversion, State-Investors Bank formed State Investors Bancorp, Inc., a Louisiana chartered corporation (the “Company” or “State Investors Bancorp”), which offered and sold 2,909,500 shares of its common stock at a price of $10.00 per share to eligible depositors and borrowers of the Bank. Upon completion of the conversion and the offering, all of State-Investors Bank’s stock is owned by State Investors Bancorp. The Company raised proceeds of approximately $27.9 million, net of offering expenses, and contributed approximately 50% of the net proceeds to the Bank. All remaining proceeds were retained by State Investors Bancorp for future capital needs.

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six months ended June 30, 2014, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited, consolidated financial statements of State Investors Bancorp for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K (File No. 001-35221).

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

Earnings per Share

Amounts reported in basic earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares. Diluted earnings per share are calculated as above, except the effect of dilutive securities (stock options) are added to the average number of shares of common stock outstanding.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company’s current accounting treatment of performance conditions for employees who are or become eligible prior to the achievement of the performance target are consistent with ASU 2014-12, and as such does not expect the new guidance to have a material effect on the Corporation's financial condition and results of operations. The Company expects to prospectively adopt ASU 2014-12 in the first quarter of 2015.

Reclassifications

Certain reclassifications have been made to the 2013 financial statements to conform with the 2014 financial statement presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date of issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities

A summary of the amortized cost and fair values of the investment securities is presented below:

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
June 30, 2014
Held-to-maturity:
GNMA Certificates	$231	$7	$--	$238
FNMA Certificates	39	2	--	41
FHLMC Certificates	10	--	--	10

Total held-to-maturity securities	280	9	--	289

Available-for-sale:
GNMA Certificates	35,710	840	(3)	36,547

Total securities	$35,990	$849	$(3)	$36,836

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
December 31, 2013
Held-to-maturity:
GNMA Certificates	$256	$9	$--	$265
FNMA Certificates	52	2	--	54
FHLMC Certificates	11	1	--	12

Total held-to-maturity securities	319	12	--	331

Available-for-sale:
GNMA Certificates	37,254	701	(7)	37,948

Total securities	$37,573	$713	$(7)	$38,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

The amortized cost and fair values of the securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
Mortgage-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
June 30, 2014
Amounts maturing in:
One year or less	$3	$3	$--	$--
After one year through five years	277	286	30,459	31,139
After five years through ten years	--	--	3,881	4,006
After ten years	--	--	1,370	1,402
	$280	$289	$35,710	$36,547

There were no sales or calls of available-for-sale securities during the six months ended June 30, 2014 or 2013.

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

Gross unrealized losses in investment securities at June 30, 2014, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more are as follows. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

June 30, 2014	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA certificates (3 securities)	$1,144	$(3)	$--	$--	$1,144	$(3)

December 31, 2013	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA certificates (3 securities)	$1,417	$(7)	$--	$--	$1,417	$(7)

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at June 30, 2014 and December 31, 2013, are summarized as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Real estate loans:
One-to-four family residential	$134,526	$130,422
Commercial real estate	56,732	52,979
Multi-family residential	6,720	5,462
Land	3,370	3,441
Residential construction	8,283	4,464

Total real estate loans	209,631	196,768
Other loans:
Home equity lines of credit	3,126	2,241
Consumer non-real estate loans	1,399	1,210
Commercial business loans	640	660

Total other loans	5,165	4,111

Total loans	214,796	200,879
Less:
Deferred loan fees	(359)	(263)
Allowance for loan losses	(1,313)	(1,351)

Net loans	$213,124	$199,265

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables set forth, for the six months ended June 30, 2014 and year ended December 31, 2013, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Six Months Ended June 30, 2014.

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
June 30, 2014
Allowance for credit losses:
Beginning balance	$548	$770	$14	$4	$15	$1,351
Charge-offs	(62)	(76)	--	--	--	(138)
Recoveries	--	--	--	--	--	--
Provision	42	53	5	11	(11)	100
Ending balance	$528	$747	$19	$15	$4	$1,313

Ending balance evaluated for impairment:
Individually	$14	$--	$--	$--	$--	$14
Collectively	$514	$747	$19	$15	$4	$1,299

Loans receivable:
Ending balance	$137,652	$66,822	$8,283	$640	$1,399	$214,796

Ending balance evaluated for impairment:
Individually	$1,584	$2,001	$--	$--	$--	$3,585
Collectively	$136,068	$64,821	$8,283	$640	$1,399	$211,211

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Year Ended December 31, 2013.

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage-Construction	Commercial	Consumer	Total
	(In thousands)
December 31, 2013
Allowance for credit losses:
Beginning balance	$578	$844	$9	$--	$5	$1,436
Charge-offs	(104)	(322)	--	--	(10)	(436)
Recoveries	91	104	--	--	--	195
Provision	(17)	144	5	4	20	156
Ending balance	$548	$770	$14	$4	$15	$1,351

Ending balance evaluated for impairment:
Individually	$30	$--	$--	$--	$--	$30
Collectively	$518	$770	$14	$4	$15	$1,321

Loans receivable:
Ending balance	$132,663	$61,882	$4,464	$660	$1,210	$200,879

Ending balance evaluated for impairment:
Individually	$1,655	$1,578	$--	$--	$--	$3,233
Collectively	$131,008	$60,304	$4,464	$660	$1,210	$197,646

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

At June 30, 2014 and December 31, 2013, the credit quality indicators, disaggregated by class of loan, are presented in the following tables.

	June 30, 2014
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
1 to 4 family residential	$129,179	$1,012	$4,335	$--	$134,526
Commercial real estate	55,641	249	842	--	56,732
Multi-family residential	5,165	--	1,555	--	6,720
Land	3,370	--	--	--	3,370
Residential construction	8,283	--	--	--	8,283
Home equity lines of credit	3,091	35	--	--	3,126
Consumer non-real estate loans	1,399	--	--	--	1,399
Commercial business loans	640	--	--	--	640
Total Loans	$206,768	$1,296	$6,732	$--	$214,796

	December 31, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential	$125,155	$1,004	$4,263	$--	$130,422
Commercial real estate	51,917	253	809	--	52,979
Multi-family residential	4,290	--	1,172	--	5,462
Land	3,441	--	--	--	3,441
Residential construction	4,464	--	--	--	4,464
Home equity lines of credit	2,206	35	--	--	2,241
Consumer non-real estate loans	1,201	--	9	--	1,210
Commercial business loans	660	--	--	--	660
Total Loans	$193,334	$1,292	$6,253	$--	$200,879

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

These classifications were the most current available as of June 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of June 30, 2014 and December 31, 2013:

Aged Analysis of Past Due Loans Receivable as of June 30, 2014 and December 31, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
June 30, 2014
Mortgage Loans:
Permanent:
1 to 4 family	$1,859	$1,319	$665	$3,843	$133,809	$137,652	$465
Multifamily	--	--	--	--	6,720	6,720	--
Commercial RE	--	249	--	249	56,483	56,732	--
Other	58	--	1	59	3,311	3,370	1
Construction-Residential	--	--	--	--	8,283	8,283	--
Nonmortgage Loans:
Commercial	99	214	44	357	283	640	44
Consumer	--	5	--	5	1,394	1,399	--
Total	$2,016	$1,787	$710	$4,513	$210,283	$214,796	$510

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
December 31, 2013
Mortgage Loans:
Permanent:
1 to 4 Family	$2,969	$1,571	$1,359	$5,899	$126,764	$132,663	$1,148
Multifamily	--	--	--	--	5,462	5,462	--
Commercial RE	633	--	--	633	52,346	52,979	--
Other	14	65	--	79	3,362	3,441	--
Construction-Residential	--	--	--	--	4,464	4,464	--
Nonmortgage Loans:
Commercial	--	--	--	--	660	660	--
Consumer	6	--	--	6	1,204	1,210	--
Total	$3,622	$1,636	$1,359	$6,617	$194,262	$200,879	$1,148

Loan Receivables on Nonaccrual Status

	June 30, 2014	December 31, 2013
	(In thousands)
Mortgage Loans:
Permanent, Secured by
1 to 4 family	$200	$337
Multifamily	--	1,172
Total Loans on Nonaccrual Status	$200	$1,509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

A summary of the impaired loans by class of loans as of and for the six months ended June 30, 2014 and year ended December 31, 2013, is as follows:

Impaired Loans as of and for the Six Months Ended June 30, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(In thousands)
June 30, 2014
With an allowance recorded:
Mortgage Loans:
Permanent, Secured by:
1 to 4 family	$165	$165	$14	$165	$--
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$165	$165	$14	$165	$--
With no allowance recorded:
Mortgage Loans:
Permanent, Secured by:
1to 4 family	$1,419	$1,419	$--	$1,427	$38
Multifamily	1,555	1,555	--	1,555	22
Commercial RE	446	446	--	446	9
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$3,420	$3,420	$--	$3,428	$69
Total Impaired Loans:
Mortgage Loans:
Permanent	$3,585	$3,585	$14	$3,593	$69
Construction	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$3,585	$3,585	$14	$3,593	$69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Impaired Loans For the Year Ended December 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
December 31, 2013
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables summarize information relative to the loan modifications as of June 30, 2014 and December 31, 2013.  All of these loans are included in impaired loans as of June 30, 2014 and December 31, 2013.

Modifications as of June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	6	$2,886	$2,894
Construction	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	6	$2,886	$2,894

Modifications as of December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	7	$3,114	$2,747
Construction	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	7	$3,114	$2,747

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were issued.

Note 4 – Deposits

Deposit account balances at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
NOW accounts
Interest bearing	$17,261	$18,264
Non-interest bearing	10,096	8,863
Money Market funds	11,265	10,601
Savings	28,341	27,784
Certificates of deposit	93,608	93,635
	$160,571	$159,147

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2014 and December 31, 2013. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2014
Available-for-sale:
Mortgage Backed Securities	$36,547	$--	$36,547	$--

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

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2014
Assets
Impaired Loans	$3,571	$--	$3,571	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013
Assets
Impaired Loans	$3,204	$--	$3,204	$--

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

	Fair Value Measurements at June 30, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:

Cash and Short-Term Investments	$6,966	$6,966	$6,966	$--	$--
Investment Securities
Available-for-sale	36,547	36,547	--	36,547	--
Investment Securities
Held-to-maturity	280	289	--	289	--
Loans – Net	213,124	217,000	--	--	217,000

Financial Liabilities:
Deposits	$160,571	$153,000	$--	$--	$153,000
FHLB Borrowings	65,316	66,000	--	66,000	--

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:

Cash and Short-Term Investments	$8,734	$8,734	$8,734	$--	$--
Investment Securities
Available-for-sale	37,948	37,948	--	37,948	--
Investment Securities
Held-to-maturity	319	331	--	331	--
Loans – Net	199,265	201,000	--	--	201,000

Financial Liabilities:
Deposits	$159,147	$150,000	$--	$--	$150,000
FHLB Borrowings	55,992	57,000	--	57,000	--

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

The ESOP purchased the statutory limit of eight percent of the shares sold in the initial public offering of the Company on July 6, 2011.  This purchase was facilitated by a loan from the Company to the ESOP in the amount of $2.3 million.  The loan is secured by a pledge of the ESOP shares.  The shares pledged as collateral are reported as unallocated ESOP shares in the consolidated balance sheets.  The corresponding note is being repaid in 80 quarterly debt service payments of $40,000 on the last business day of each quarter, beginning September 30, 2011, at the rate of 3.25%.

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

ESOP compensation expense for the six month periods ended June 30, 2014 and 2013, was $92,000 and $85,000, respectively.

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

A summary of the status of the shares under the RRP as of June 30, 2014 and changes during the six months ended June 30, 2014, is as follows:

	June 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value

Balance at the beginning of the year	69,231	$11.82
Granted	--	--
Forfeited	--	--
Released	12,231	11.82
Balance at the end of the period	57,000	$11.82

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the six months ended June 30, 2014 and 2013, $95,000 and $100,000 in compensation expense was recognized, respectively.  As of June 30, 2014, approximately $613,000 in additional compensation expense will be recognized over the remaining average service period of approximately 4.3 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Stock Options (Continued)

A summary of option activity under the Company’s Option Plan as of June 30, 2014 and changes during the six months ended June 30, 2014 is as follows:

	June 30, 2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the year	216,173	$11.82	$3.11
Granted	20,000	15.99	5.22
Exercised	--	--	--
Forfeited	--	--	--
Outstanding at the end of the period	236,173	$12.17	$3.29
Exercisable at the end of the period	71,491	$11.86	$3.13

During the six months ended June 30, 2014 and 2013, $59,384 and $50,855 in compensation expense was recognized, respectively.  As of June 30, 2014, approximately $524,000 in additional compensation expense will be recognized over the remaining average service period of approximately 4.3 years.

Note 7 – Earning Per Share

Earnings per common share was computed based on the following:

	Six Months ended June 30,
	2014	2013
	(in thousands, except per share data)

Numerator
Income applicable to common shares	$492	$202
Denominator
Weighted average common shares outstanding	2,343	2,535
Effect of dilutive securities	78	55
Weighted average common shares outstanding – assuming dilution	2,421	2,590
Earnings per common share	$0.21	$0.08
Earnings per common share - assuming dilution	$0.20	$0.08

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State Investors Bancorp, Inc. (“State Investors Bancorp” or the “Company”) from December 31, 2013 to June 30, 2014 and on its results of operations during the quarters ended June 30, 2014 and 2013. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company or State-Investors Bank (the “Bank”), these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of the words “plan,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s or Bank’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties. The Company does not intend to update these forward-looking statements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

General.  The Company’s total assets increased by $11.0 million, to $269.7 million at June 30, 2014, compared to $258.7 million at December 31, 2013. For the six months ended June 30, 2014, the increase in our assets was primarily due to increases in net loans receivable of $13.9 million, or 7.0%, partially offset by decreases in cash and cash equivalents of $1.8 million, or 20.2%, and mortgage-backed securities of $1.4 million, or 3.8%, compared to December 31, 2013.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.8 million, or 20.2%, from $8.7 million at December 31, 2013 to $7.0 million at June 30, 2014, as excess liquidity was used to fund loan growth.

Loans Receivable, Net.  Loans receivable, net, increased by $13.9 million, or 7.0%, to $213.1 million at June 30, 2014, compared to $199.3 million at December 31, 2013. During the six months ended June 30, 2014, our total loan originations and purchases amounted to $29.7 million and loan principal payments were $15.8 million. All of our loans are originated for our portfolio. The increase in loans receivable, net, was primarily due to increases in one-to-four family residential loans of $4.1 million, residential construction loans of $3.8 million, commercial real estate loans of $3.8 million, multi-family residential loans of $1.3 million, home equity lines of credit of $885,000, and $189,000 in consumer non-real estate loans. These increases were partially offset by decreases of $71,000 in land loans, and $20,000 in commercial business loans.

Investment Securities.  Investment and mortgage-backed securities amounted to $36.8 million at June 30, 2014 compared to $38.3 million at December 31, 2013, a decrease of $1.4 million, or 3.8%. The decrease in mortgage-backed securities at June 30, 2014, was due to paydowns received during the six-month period, offset by unrealized gains on available-for-sale securities.

Premises and Equipment, Net.  Premises and equipment, net, decreased $121,000, to $8.1 million at June 30, 2014, compared to $8.2 million at December 31, 2013, primarily due to depreciation of fixed assets.

Total liabilities.  Total liabilities increased $11.3 million, at June 30, 2014, to $228.4 million compared to $217.1 million at December 31, 2013, primarily due to an increase of $9.3 million in advances from the Federal Home Loan Bank. Deposits increased $1.4 million, or 0.9%, to $160.6 million at June 30, 2014, compared to $159.1 million at December 31, 2013, primarily due to increases in non-interest bearing checking accounts of $1.2 million, or 13.9%, money market deposit accounts of $664,000, or 6.3%, and a $557,000, or 2.0% increase in passbook savings accounts, partially offset by a $1.0 million, or 5.5% decrease in interest bearing checking accounts, and a decrease of $27,000, or 0.03%, in certificates of deposit.  We had $65.3 million of advances from the Federal Home Loan Bank at June 30, 2014 compared to $56.0 million at December 31, 2013, an increase of $9.3 million, or 16.7%.  The increase in Federal Home Loan Bank advances was to fund loan originations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total Stockholders’ Equity.  Total stockholders’ equity amounted to $41.3 million at June 30, 2014, compared to $41.6 million at December 31, 2013, a decrease of $263,000, or 0.6%. The reason for the decrease in our total stockholders’ equity was primarily due to the purchase of $1.1 million of treasury stock, under the Company’s fourth stock repurchase program, partially offset by net income of $492,000 for the six months ended June 30, 2014, an increase in unrealized gain on securities available-for-sale of $95,000, net of the deferred tax effect and amortization of stock awards and options under our stock compensation plans of $92,000, the release of $91,000 in ESOP shares and release of $63,000 in Recognition and Retention Plan shares.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2014 and 2013

General. The Company’s net income amounted to $263,000 for the three months ended June 30, 2014, an increase of $188,000, compared to net income of $75,000 for the three months ended June 30, 2013. This increase was primarily due to an increase in net interest income of $378,000, or 20.6%, and an increase in non-interest income of $35,000, or 205.9%, partially offset by an increase in non-interest expense of $62,000, or 3.7%.  The increase in net interest income was due to an increase of $389,000, or 15.8%, in total interest income in the second quarter of 2014 primarily as a result of increases in interest earning assets.

The Company’s net income amounted to $492,000 for the six months ended June 30, 2014, an increase of $290,000, compared to net income of $202,000 for the six months ended June 30, 2013. This increase was primarily due to an increase in total interest income of $564,000, or 11.2%, an increase in non-interest income of $30,000, or 44.8%, and a decrease of $6,000, or 5.7%, in the provision for loan losses. This was partially offset by an increase in non-interest expense of $82,000, or 2.4%, and an increase in the provision for income taxes of $220,000, or 142.9%.  The increase in net interest income was due to an increase of $564,000, or 11.2%, in total interest income for the six months ended June 30, 2014 primarily as a result of an overall increase in interest earning assets.

Net Interest Income. Net interest income amounted to $2.2 million for the three months ended June 30, 2014, compared to $1.8 million for the three months ended June 30, 2013. The $378,000, or 20.6%, increase was primarily due to a $389,000 increase in total interest income partially offset by an increase of $11,000, or 1.7% in total interest expense.  Interest paid on deposits decreased $23,000, while interest on Federal Home Loan Bank advances increased $34,000 for the three months ended June 30, 2014, compared to the prior year period.

Net interest income amounted to $4.3 million for the six months ended June 30, 2014 compared to $3.8 million for the six months ended June 30, 2013. The $556,000, or 14.8%, increase was primarily due to an increase of interest income of $564,000, and a decrease in interest paid on deposits of $72,000, which offset the $80,000 increase in interest paid on Federal Home Loan Bank advances for the six months ended June 30, 2014, compared to the prior year period.

The average interest rate spread was 3.34% and 2.88% for the three months ended June 30, 2014 and 2013, respectively.  Average interest-earning assets to average interest-bearing liabilities decreased from 123.50% for the three months ended June 30, 2013 to 119.24% for the three months ended June 30, 2014.  The increase in average interest rate spread reflects the 35 basis point increase in the average yield on interest earning assets from 4.23% for the second quarter of 2013 to 4.58% for the second quarter of 2014 and the 11 basis point decrease in average rate paid on interest-bearing liabilities from 1.35% for the second quarter of 2013 to 1.24% for the second quarter of 2014.  Net interest margin increased 40 basis points from 3.14% to 3.54% for the three months ended June 30, 2013 and 2014, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The average interest rate spread increased 29 basis points from 3.00% for the six months ended June 30, 2013 to 3.29% for the six months ended June 30, 2014, and average interest-earning assets increased from $230.2 million to $247.3 million during the same periods. Average interest-earning assets to average interest-bearing liabilities decreased from 123.17% for the six months ended June 30, 2013 to 119.03% for the six months ended June 30, 2014. The increase in the average interest rate spread primarily reflects the 15 basis point increase in the average yield on interest earning assets from 4.37% for the six months ended June 30, 2013 to 4.52% for the six months ended June 30, 2014.  The average rate paid on interest-bearing liabilities decreased 13 basis points from 1.37% for the six months ended June 30, 2013 to 1.24% for the six months ended June 30, 2014.  Net interest margin increased 22 basis points from 3.26% to 3.48% for the six months ended June 30, 2013 and 2014, respectively.

Interest income increased $389,000 or 15.8%, to $2.9 million for the three months ended June 30, 2014, compared to $2.5 million for the second quarter of 2013.  The increase was primarily due to a $16.1 million increase in average interest earning assets, and to a lesser extent, due to an 18 basis point increase in the average yield on other interest earning assets from 0.09% for the second quarter of 2013 to 0.27% for the second quarter of 2014, and a 15 basis point increase in average yield on mortgage backed securities from 1.07% for the second quarter of 2013 to 1.22% for the second quarter of 2014.

Interest income increased by $564,000 or 11.2%, to $5.6 million for the six months ended June 30, 2014 compared to $5.0 million for the six months ended June 30, 2013. The increase was primarily due to a $17.1 million increase in average interest earning assets.  In addition, contributing to an increase in interest income was a 10 basis point increase in average yield on other interest earning assets from 0.11% for the six months ended June 30, 2013 to 0.21% for the six months ended June 30, 2014.

Interest expense increased by $11,000, or 1.7%, to $648,000 for the three months ended June 30, 2014, compared to $637,000 for the three months ended June 30, 2013, primarily as a result of a $20.3 million increase in average interest-bearing liabilities, partially offset by a 26 basis point decrease in the average cost on Federal Home Loan Bank advances, and a 10 basis point decrease in the average rate paid on certificates of deposit accounts. The decrease in average rate of total deposits is due to a decline in cost of certificates of deposit as higher cost certificates of deposit re-priced at a lower rate during the period. The increase in Federal Home Loan Bank advances was to fund loan originations.

Interest expense increased by $8,000, or 0.6%, to $1.29 million for the six months ended June 30, 2014 compared to $1.28 million for the six months ended June 30, 2013, primarily as a result of a $20.8 million increase in average interest-bearing liabilities, offset by a 32 basis point decrease in the average cost on Federal Home Loan Bank advances, and a 13 basis point decrease in the average rate paid on certificates of deposit accounts. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit re-priced at a lower rate during the period.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$208,448	$2,742	5.26%	$181,572	$2,350	5.18%
Mortgage-backed securities	36,994	113	1.22%	43,706	117	1.07%
Other interest-earning assets	4,408	3	0.27%	8,467	2	0.09%
Total interest-earning assets	249,850	2,858	4.58%	233,745	2,469	4.23%
Non-interest-earning assets	14,949			13,678
Total assets	$264,799			$247,423

Interest-bearing liabilities:
Savings, NOW and money market accounts	$54,589	23	0.17%	$45,076	20	0.18%
Certificates of deposit	93,017	370	1.59%	97,874	396	1.62%
Total deposits	147,606	393	1.06%	142,950	416	1.16%
FHLB advances	61,935	255	1.65%	46,316	221	1.91%
Total interest-bearing liabilities	209,541	648	1.24%	189,266	637	1.35%
Non-interest-bearing liabilities	14,053			15,067
Total liabilities	223,594			204,333

Equity	41,205			43,090
Total liabilities and equity	$264,799			$247,423

Net interest-earning assets	$40,309			$44,479

Net interest income, average interest rate spread		$2,210	3.34%		$1,832	2.88%

Net interest margin(2)			3.54%			3.14%

Average interest earning assets to average interest bearing liabilities			119.24%			123.50%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousand)
Interest-earning assets:
Loans receivable(1)	$205,395	$5,363	5.22%	$178,672	$4,753	5.32%
Mortgage-backed securities	37,214	225	1.21%	44,335	272	1.23%
Other interest-earning assets	4,687	5	0.21%	7,229	4	0.11%
Total interest-earning assets	247,296	5,593	4.52%	230,236	5,029	4.37%
Non-interest-earning assets	15,060			15,200
Total assets	$262,356			$245,436

Interest-bearing liabilities:
Savings, NOW and money market accounts	$54,472	45	0.17%	$44,785	40	0.18%
Certificates of deposit	92,962	732	1.57%	99,239	809	1.63%
Total deposits	147,434	777	1.05%	144,024	849	1.18%
FHLB advances	60,333	508	1.68%	42,896	428	2.00%
Total interest-bearing liabilities	207,767	1,285	1.24%	186,920	1,277	1.37%
Non-interest-bearing liabilities	13,374			15,291
Total liabilities	221,141			202,211

Equity	41,215			43,225
Total liabilities and equity	$262,356			$245,436

Net interest-earning assets	$39,529			$43,316

Net interest income, average interest rate spread		$4,308	3.29%		$3,752	3.00%

Net interest margin(2)			3.48%			3.26%

Average interest earning assets to average interest bearing liabilities			119.03%			123.17%

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

During the six months ended June 30, 2014, we made a provision of $100,000. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges, and gains or losses or write-downs on other real estate owned, was $52,000 for the three months ended June 30, 2014, an increase of $35,000 compared to non-interest income of $17,000 for the three months ended June 30, 2013. The increase was primarily due to a $36,000 loss on other real estate in the quarter ended June 30, 2013 compared to a $2,000 loss in the quarter ended June 30, 2014.

Non-interest income, which includes fees and service charges, and gains or losses or write-downs of other real estate owned, was $97,000 for the six months ended June 30, 2014, an increase of $30,000 compared to non-interest income of $67,000 for the six months ended June 30, 2013.

Non-Interest Expense. Non-interest expense increased by $62,000, or 3.7%, to $1.7 million for the three months ended June 30, 2014. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $55,000, or 6.7%, as well as an increase of $37,000 in deposit insurance premiums, an increase of $33,000, or 14.4%, in other non-interest expense, and an increase of $13,000, or 10.5%, in professional fees, partially offset by decreases of $35,000, or 21.6% in data processing expense, $23,000 or 10.9%, in occupancy expense, $11,000, or 55.0% in advertising expense, and $7,000, or 11.5%, in security expense.  The increase in deposit insurance premiums was due to refunds received in 2013 from the Bank’s prepaid assessment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-interest expense increased by $82,000, or 2.4%, to $3.4 million for the six months ended June 30, 2014. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $74,000, or 4.2%, as well as increases of $37,000, or 88.1%, in deposit insurance premiums, $32,000, or 7.3%, in other non-interest expense and $10,000, or 4.8%, in professional fees, partially offset by decreases of $26,000, or 6.3%, in occupancy expense, $19,000 or 50.0% in advertising expense, $16,000 or 5.7% in data processing expense, and $10,000, or 8.4%, in security expense.

Income Tax Expense. The income tax expense amounted to $232,000 and $63,000 for the three months ended June 30, 2014 and 2013, respectively. Our effective federal tax rate was 46.9% and 45.7% for the three months ended June 30, 2014 and 2013, respectively.

The income tax expense amounted to $374,000 and $154,000 for the six months ended June 30, 2014 and 2013, respectively. Our effective federal tax rate was 43.2% and 43.3% for the six months ended June 30, 2014 and 2013, respectively.

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

A significant portion of the Company’s liquidity consists of interest bearing and non-interest earning deposits.  The Company’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At June 30, 2014, the Company had $65.3 million of advances from the Federal Home Loan Bank of Dallas and had $61.3 million in additional borrowing capacity. Additionally, at June 30, 2014, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.0 million. There were no amounts purchased under this agreement as of June 30, 2014.

At June 30, 2014, the Company had outstanding loan commitments of $1.7 million to originate loans.  At June 30, 2014, certificates of deposit scheduled to mature in less than one year totaled $43.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At June 30, 2014, State-Investors Bank exceeded each of its capital requirements with ratios of 14.43%, 24.03% and 24.85%, respectively.  As a savings and loan holding company, State Investors Bancorp is not currently subject to any regulatory capital requirements.

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

ITEM 1A – RISK FACTORS.

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2014 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)(b)
April 1, 2014 – April 30, 2014	15,530	$15.82	15,530	46,967
May 1, 2014 – May 31, 2014	--	--	--	46,967
June 1, 2014 – June 30, 2014	5,600	15.92	5,600	41,367
Total	21,130	$15.87	21,130	41,367

Notes to this table:

(a)
On November 22, 2013, the Company announced by a Form 8-K filed with the Securities and Exchange Commission a fourth repurchase program to repurchase up to 118,100 shares, or approximately 5.0% of the Company’s issued and outstanding shares of common stock. The repurchase program does not have an expiration date.

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

STATE INVESTORS BANCORP, INC.

Date: August 14, 2014	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
President and Chief Executive Officer

Date: August 14, 2014	By:	/s/ Daniel McGowan
Daniel McGowan
Chief Financial Officer

