Form 10-Q
period 2014-09-30
STATE INVESTORS BANCORP, INC.
filed 2014-11-14
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 13, 2014, 2,308,019 shares of the Registrant’s common stock were issued and outstanding.

STATE INVESTORS BANCORP, INC.
Form 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

ASSETS

Cash – non-interest bearing	$3,704	$5,381
Cash – interest bearing	1,445	2,603
Federal funds sold	--	750
Cash and cash equivalents	5,149	8,734

Investment securities:
Available-for-sale	37,439	37,948
Held-to-maturity	264	319
Loans, net	213,180	199,265
Federal Home Loan Bank Stock	2,868	2,486
Accrued interest receivable	959	961
Premises and equipment, net	8,051	8,224
Other real estate owned, net	150	--
Deferred income taxes	308	269
Other assets	512	479

TOTAL ASSETS	$268,880	$258,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$157,970	$159,147
Advances from Federal Home Loan Bank	66,457	55,992
Advance payments by borrowers for taxes and insurance	1,408	1,000
Accrued interest payable	91	91
Other liabilities	1,427	889

TOTAL LIABILITIES	227,353	217,119

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value – 9,000,000 shares authorized; 2,909,500 issued; 2,308,119 outstanding at September 30, 2014 and 2,390,334 outstanding at December 31, 2013	29	29
Additional Paid-in Capital	28,444	28,341
Treasury stock, 601,381 shares and 519,166 shares at September 30, 2014 and December 31, 2013, respectively, at cost	(8,578)	(7,279)
Unallocated ESOP shares	(1,949)	(2,037)
Unallocated Recognition and Retention Plan (RRP) shares	(1,205)	(1,361)
Retained earnings – substantially restricted	24,251	23,415
Accumulated other comprehensive income	535	458

TOTAL STOCKHOLDERS’ EQUITY	41,527	41,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,880	$258,685

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,831	$2,373	$8,194	$7,126
Interest on investment securities	109	87	334	359
Other interest and dividends	3	2	8	6

TOTAL INTEREST INCOME	2,943	2,462	8,536	7,491

INTEREST EXPENSE:
Interest on deposits	405	413	1,182	1,262
Interest on Federal Home Loan Bank advances	254	231	762	659

TOTAL INTEREST EXPENSE	659	644	1,944	1,921

NET INTEREST INCOME	2,284	1,818	6,592	5,570
PROVISION FOR LOAN LOSSES	50	50	150	156

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,234	1,768	6,442	5,414

NON-INTEREST INCOME:
Service charges and fees	57	68	156	171
Net (loss) on sale/write-down of other real estate	(2)	(4)	(4)	(40)

TOTAL NON-INTEREST INCOME	55	64	152	131

NON-INTEREST EXPENSES:
Salaries and employee benefits	924	868	2,756	2,626
Occupancy expense	137	124	393	375
Data processing	164	144	428	424
Security	56	51	165	170
Deposit insurance premiums	37	43	116	85
Advertising	16	13	35	51
Professional fees	93	97	313	307
Office supplies and postage	23	25	76	78
Taxes and licenses	62	20	196	185
Service Charges	35	15	73	36
Other	202	214	637	634

TOTAL NON-INTEREST EXPENSES	1,749	1,614	5,188	4,971

INCOME BEFORE INCOME TAXES	540	218	1,406	574
INCOME TAX EXPENSE	196	91	570	245

NET INCOME	$344	$127	$836	$329
Earnings Per Common Share
Basic	$0.15	$0.05	$0.36	$0.13
Diluted	$0.14	$0.05	$0.35	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net income	$344	$127	$836	$329

Other Comprehensive Income:

Unrealized gains (losses) on investment securities	(28)	(246)	116	(469)

Income tax effect	10	82	(39)	159

OTHER COMPREHENSIVE INCOME (LOSS), net of taxes	(18)	(164)	77	(310)

COMPREHENSIVE INCOME (LOSS)	$326	$(37)	$913	$19

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid -In Capital	Treasury Stock At Cost	Unallocated ESOP Shares	Unearned RRP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	(Unaudited)

Balance at December 31, 2012	$29	$28,166	$(4,636)	$(2,153)	$(1,517)	$22,907	$706	$43,502

Comprehensive Income:
Net Income	--	--	--	--	--	329	--	329
Other Comprehensive Income	--	--	--	--	--	--	(310)	(310)
RRP shares released for allocation	--	(128)	--	--	156	--	--	28
ESOP shares released for allocation	--	42	--	87	--	--	--	129
Share based compensation cost	--	184	--	--	--	--	--	184
Treasury Stock acquired at cost, 69,491 shares	--	--	(1,687)	--	--	--	--	(1,687)

Balance at September 30, 2013	$29	$28,264	$(6,323)	$(2,066)	$(1,361)	$23,236	$396	$42,175

Balance at December 31, 2013	$29	$28,341	$(7,279)	$(2,037)	$(1,361)	$23,415	$458	$41,566

Comprehensive Income:
Net Income	--	--	--	--	--	836	--	836
Other Comprehensive Income	--	--	--	--	--	--	77	77
RRP shares released for allocation	--	(62)	--	--	156	--	--	94
ESOP shares released for allocation	--	68	--	88	--	--	--	156
Share based compensation cost	--	97	--	--	--	--	--	97
Treasury Stock acquired at cost, 82,215 shares	--	--	(1,299)	--	--	--	--	(1,299)

Balance at September 30, 2014	$29	$28,444	$(8,578)	$(1,949)	$(1,205)	$24,251	$535	$41,527

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$836	$329
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	156
Depreciation and amortization	209	209
Amortization of securities	333	455
Stock dividend on FHLB stock	(7)	(5)
Deferred income taxes provision (benefit)	(78)	1
Non-cash compensation	347	341
Loss on other real estate	76	--
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	2	31
(Increase) decrease in other assets	(33)	131
Increase in other liabilities	538	360

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,373	2,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(14,291)	(19,541)
Proceeds from principal repayments of mortgage-backed securities	6,692	8,375
Purchases of mortgage-backed securities	(6,345)	(2,882)
Purchase of FHLB stock	(375)	(461)
Purchases of premises and equipment	(36)	(14)

NET CASH USED IN INVESTING ACTIVITIES	(14,355)	(14,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit accounts	(1,177)	(2,149)
Increase in advances by borrowers for insurance and taxes	408	360
Advances from FHLB	30,337	24,625
Payments on advances from the FHLB	(19,872)	(11,714)
Purchase of Treasury Stock	(1,299)	(1,687)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,397	9,435

DECREASE IN CASH AND CASH EQUIVALENTS	(3,585)	(3,080)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	8,734	12,729

CASH AND CASH EQUIVALENTS – END OF PERIOD	$5,149	$9,649

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$1,944	$1,921

Income taxes	$411	$271

Transfer from loans to other real estate	$226	$116

Change in unrealized gain on securities available for sale, before tax effect	$116	$(469)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

On July 6, 2011, State-Investors Bank completed its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. In connection with the conversion, State-Investors Bank formed State Investors Bancorp, Inc., a Louisiana chartered corporation (the "Company" or "State Investors Bancorp"), which offered and sold 2,909,500 shares of its common stock at a price of $10.00 per share to eligible depositors and borrowers of the Bank. Upon completion of the conversion and the offering, all of State-Investors Bank's stock is owned by State Investors Bancorp. The Company raised proceeds of approximately $27.9 million, net of offering expenses, and contributed approximately 50% of the net proceeds to the Bank. All remaining proceeds were retained by State Investors Bancorp for future capital needs.

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine months ended September 30, 2014, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited, consolidated financial statements of State Investors Bancorp for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K (File No. 001-35221).

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method.  This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 1 – Basis of Presentation (Continued)

Reclassifications

Certain reclassifications have been made to the 2013 financial statements to conform with the 2014 financial statement presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

Subsequent Events

Management evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

Note 2 – Investment Securities

A summary of the amortized cost and fair values of the investment securities is presented below:

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014
Held-to-maturity:
GNMA Certificates	$221	$6	$--	$227
FNMA Certificates	34	1	--	35
FHLMC Certificates	9	--	--	9

Total held-to-maturity securities	264	7	--	271

Available-for-sale:
GNMA Certificates	36,628	812	(1)	37,439

Total securities	$36,892	$819	$(1)	$37,710

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Held-to-maturity:
GNMA Certificates	$256	$9	$--	$265
FNMA Certificates	52	2	--	54
FHLMC Certificates	11	1	--	12

Total held-to-maturity securities	319	12	--	331

Available-for-sale:
GNMA Certificates	37,254	701	(7)	37,948

Total securities	$37,573	$713	$(7)	$38,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

The amortized cost and fair values of the securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
Mortgage-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
September 30, 2014
Amounts maturing in:
One year or less	$2	$2	$--	$--
After one year through five years	262	269	33,034	33,735
After five years through ten years	--	--	2,352	2,434
After ten years	--	--	1,242	1,270
	$264	$271	$36,628	$37,439

There were no sales or calls of available-for-sale securities during the nine months ended September 30, 2014 or 2013.

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

Gross unrealized losses in investment securities at September 30, 2014, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more are as follows. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

September 30, 2014	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA certificates (1 security)	$772	$(1)	$	$	$772	$(1)

December 31, 2013	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA certificates (3 securities)	$1,417	$(7)	$--	$--	$1,417	$(7)

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at September 30, 2014 and December 31, 2013, are summarized as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Real estate loans:
One-to-four family residential	$133,726	$130,422
Commercial real estate	56,574	52,979
Multi-family residential	7,638	5,462
Land	3,357	3,441
Residential construction	8,741	4,464

Total real estate loans	210,036	196,768
Other loans:
Home equity lines of credit	3,178	2,241
Consumer non-real estate loans	1,064	1,210
Commercial business loans	615	660

Total other loans	4,857	4,111

Total loans	214,893	200,879
Less:
Deferred loan fees	(366)	(263)
Allowance for loan losses	(1,347)	(1,351)

Net loans	$213,180	$199,265

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables set forth, for the nine months ended September 30, 2014 and year ended December 31, 2013, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Nine Months Ended September 30, 2014 and Year Ended December 31, 2013.

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
September 30, 2014
Allowance for credit losses:
Beginning balance	$548	$770	$14	$4	$15	$1,351
Charge-offs	(78)	(76)	--	--	--	(154)
Recoveries	--	--	--	--	--	--
Provision	74	73	6	--	(3)	150
Ending balance	$544	$767	$20	$4	$12	$1,347

Ending balance evaluated for impairment:
Individually	$16	$--	$--	$--	$--	$16
Collectively	$528	$767	$20	$4	$12	$1,331

Loans receivable:
Ending balance	$136,904	$67,569	$8,741	$615	$1,064	$214,893

Ending balance evaluated for impairment:
Individually	$1,430	$1,993	$--	$--	$--	$3,423
Collectively	$135,474	$65,576	$8,741	$615	$1,064	$211,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage-Construction	Commercial	Consumer	Total
	(In thousands)
December 31, 2013
Allowance for credit losses:
Beginning balance	$578	$844	$9	$--	$5	$1,436
Charge-offs	(104)	(322)	--	--	(10)	(436)
Recoveries	91	104	--	--	--	195
Provision	(17)	144	5	4	20	156
Ending balance	$548	$770	$14	$4	$15	$1,351

Ending balance evaluated for impairment:
Individually	$30	$--	$--	$--	$--	$30
Collectively	$518	$770	$14	$4	$15	$1,321

Loans receivable:
Ending balance	$132,663	$61,882	$4,464	$660	$1,210	$200,879

Ending balance evaluated for impairment:
Individually	$1,655	$1,578	$--	$--	$--	$3,233
Collectively	$131,008	$60,304	$4,464	$660	$1,210	$197,646

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

At September 30, 2014 and December 31, 2013, the credit quality indicators, disaggregated by class of loan, are presented in the following tables.

	September 30, 2014
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
1 to 4 family residential	$128,716	$974	$4,036	$--	$133,726
Commercial real estate	55,495	245	834	--	56,574
Multi-family residential	6,089	--	1,549	--	7,638
Land	3,356	--	1	--	3,357
Residential construction	8,741	--	--	--	8,741
Home equity lines of credit	3,143	35	--	--	3,178
Consumer non-real estate loans	1,064	--	--	--	1,064
Commercial business loans	615	--	--	--	615
Total Loans	$207,219	$1,254	$6,420	$--	$214,893

	December 31, 2013
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential	$125,155	$1,004	$4,263	$--	$130,422
Commercial real estate	51,917	253	809	--	52,979
Multi-family residential	4,290	--	1,172	--	5,462
Land	3,441	--	--	--	3,441
Residential construction	4,464	--	--	--	4,464
Home equity lines of credit	2,206	35	--	--	2,241
Consumer non-real estate loans	1,201	--	9	--	1,210
Commercial business loans	660	--	--	--	660
Total Loans	$193,334	$1,292	$6,253	$--	$200,879

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

●	Special mention loans have existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in collateral values.

●
Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios.  The loan may be past due.  Immediate corrective action is necessary.

●	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

These classifications were the most current available as of September 30, 2014.

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of September 30, 2014 and December 31, 2013:

Aged Analysis of Past Due Loans Receivable as of September 30, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
September 30, 2014
Mortgage Loans:
Permanent:
1 to 4 family	$1,388	$1,188	$579	$3,155	$133,749	$136,904	$544
Multifamily	416	--	--	416	7,222	7,638	--
Commercial RE	355	--	--	355	56,219	56,574	--
Other	--	1	--	1	3,356	3,357	--
Construction-Residential	--	--	--	--	8,741	8,741	--
Nonmortgage Loans:
Commercial	--	13	244	257	358	615	244
Consumer	--	--	--	--	1,064	1,064	--
Total	$2,159	$1,202	$823	$4,184	$210,708	$214,893	$788

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Aged Analysis of Past Due Loans Receivable as of December 31, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
	(In thousands)
December 31, 2013
Mortgage Loans:
Permanent:
1 to 4 Family	$2,969	$1,571	$1,359	$5,899	$126,764	$132,663	$1,148
Multifamily	--	--	--	--	5,462	5,462	--
Commercial RE	633	--	--	633	52,346	52,979	--
Other	14	65	--	79	3,362	3,441	--
Construction-Residential	--	--	--	--	4,464	4,464	--
Nonmortgage Loans:
Commercial	--	--	--	--	660	660	--
Consumer	6	--	--	6	1,204	1,210	--
Total	$3,622	$1,636	$1,359	$6,617	$194,262	$200,879	$1,148

Loans Receivable on Nonaccrual Status

	September 30, 2014	December 31, 2013
	(In thousands)
Mortgage Loans:
Permanent, Secured by
1 to 4 family	$35	$337
Multifamily	--	1,172
Total Loans on Nonaccrual Status	$35	$1,509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

A summary of the impaired loans by class of loans as of and for the nine months ended September 30, 2014 and year ended December 31, 2013, is as follows:

Impaired Loans as of and for the Nine Months Ended September 30, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
September 30, 2014
With an allowance recorded:
Mortgage Loans:
Permanent, Secured by:
1 to 4 family	$51	$51	$16	$43	$--
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$51	$51	$16	$43	$--
With no allowance recorded:
Mortgage Loans:
Permanent, Secured by:
1 to 4 family	$1,379	$1,379	$--	$1,379	$51
Multifamily	1,549	1,549	--	1,549	45
Commercial RE	444	444	--	444	14
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$3,372	$3,372	$--	$3,372	$110
Total Impaired Loans:
Mortgage Loans:
Permanent	$3,423	$3,423	$16	$3,415	$110
Construction	--	--	--	--	--
Nonmortgage Loans:
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$3,423	$3,423	$16	$3,415	$110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Impaired Loans For the Year Ended December 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables summarize information relative to the loan modifications as of September 30, 2014 and December 31, 2013.  All of these loans are included in impaired loans as of September 30, 2014 and December 31, 2013.

Modifications as of September 30, 2014

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	6	$2,882	$2,886
Construction	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	6	$2,882	$2,886
Modifications as of December 31, 2013

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	7	$3,114	$2,747
Construction	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	7	$3,114	$2,747

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were issued.

Note 4 – Deposits

Deposit account balances at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
NOW accounts
Interest bearing	$15,765	$18,264
Non-interest bearing	10,823	8,863
Money Market funds	10,419	10,601
Savings	27,883	27,784
Certificates of deposit	93,080	93,635
	$157,970	$159,147

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2014 and December 31, 2013. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2014
Available-for-sale:
Mortgage Backed Securities	$37,439	$--	$37,439	$--

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

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2014
Assets
Impaired Loans	$3,407	$--	$3,407	$--

Other Real Estate	$150	$--	$150	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013
Assets
Impaired Loans	$3,203	$--	$3,203	$--

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

Deposits — The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flow analyses, with interest rates currently offered for deposits of similar remaining maturities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 – Fair Values of Financial Instruments (Continued)

Financial Instruments (Continued)

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of the Company’s entire holdings. Fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

	Fair Value Measurements at September 30, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:

Cash and Short-Term Investments	$5,149	$5,149	$5,149	$--	$--
Investment Securities
Available-for-sale	37,439	37,439	--	37,439	--
Investment Securities
Held-to-maturity	264	271	--	271	--
Loans – Net	213,180	217,000	--	--	217,000

Financial Liabilities:
Deposits	$157,970	$149,000	$--	$--	$149,000
FHLB Borrowings	66,457	67,000	--	67,000	--

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:

Cash and Short-Term Investments	$8,734	$8,734	$8,734	$--	$--
Investment Securities
Available-for-sale	37,948	37,948	--	37,948	--
Investment Securities
Held-to-maturity	319	331	--	331	--
Loans – Net	199,265	201,000	--	--	201,000

Financial Liabilities:
Deposits	$159,147	$150,000	$--	$--	$150,000
FHLB Borrowings	55,992	57,000	--	57,000	--

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

ESOP compensation expense for the nine month periods ended September 30, 2014 and 2013, was $138,000 and $129,000, respectively.

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

A summary of the status of the shares under the RRP as of September 30, 2014 and changes during the nine months ended September 30, 2014, is as follows:

	September 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value

Balance at the beginning of the year	69,231	$11.82
Granted	--	--
Forfeited	465	11.82
Released	(13,628)	11.82
Balance at the end of the period	56,068	$11.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Recognition and Retention Plan (Continued)

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012. Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During the nine month periods ended September 30, 2014 and 2013, $123,000 and $136,000 in compensation expense was recognized, respectively. As of September 30, 2014, approximately $530,000 in additional compensation expense will be recognized over the remaining average service period of approximately 4 years.

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

A summary of option activity under the Company’s Option Plan as of September 30, 2014 and changes during the nine months ended September 30, 2014 is as follows:

	September 30, 2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the year	216,173	$11.82	$3.11
Granted	20,000	15.99	5.22
Exercised	(4,156)	16.06	3.11
Forfeited	--	--	--
Outstanding at the end of the period	232,017	12.10	3.29
Exercisable at the end of the period	87,642	11.95	3.17

During the nine month periods ended September 30, 2014 and 2013, $83,268 and $76,288 in compensation expense was recognized, respectively. As of September 30, 2014, approximately $455,000 in additional compensation expense will be recognized over the remaining average service period of approximately 4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 7 – Earning Per Share

Earnings per common share was computed based on the following:

	Nine months ended September 30,
	2014	2013
	(in thousands, except per share data)

Numerator
Income applicable to common shares	$836	$329
Denominator
Weighted average common shares outstanding	2,334	2,513
Effect of dilutive securities	82	60
Weighted average common shares outstanding – assuming dilution	2,416	2,573
Earnings per common share	$0.36	$0.13
Earnings per common share - assuming dilution	$0.35	$0.13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State Investors Bancorp, Inc. (“State Investors Bancorp” or the “Company”) from December 31, 2013 to September 30, 2014 and on its results of operations during the quarter and nine months ended September 30, 2014 and 2013. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income; we may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

General. The Company’s total assets increased by $10.2 million, to $268.9 million at September 30, 2014, compared to $258.7 million at December 31, 2013. For the nine months ended September 30, 2014, the increase in our assets was primarily due to increases in net loans receivable of $13.9 million, or 7.0%, and an increase in Federal Home Loan Bank Stock of $382,000, or 15.4%, partially offset by decreases in cash and cash equivalents of $3.6 million, or 41.1%, mortgage-backed securities of $564,000, or 1.5%, and premises and equipment, net, of $173,000, or 2.1%, compared to December 31, 2013.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.6 million, or 41.1%, from $8.7 million at December 31, 2013 to $5.1 million at September 30, 2014, as excess liquidity was used to fund loan growth.

Loans Receivable, Net. Loans receivable, net, increased by $13.9 million, or 7.0%, to $213.2 million at September 30, 2014, compared to $199.3 million at December 31, 2013. During the nine months ended September 30, 2014, our total loan originations and purchases amounted to $37.7 million and loan principal payments were $23.7 million. All of our loans are originated for our portfolio. The increase in loans receivable, net, was primarily due to increases in residential construction loans of $4.3 million, commercial real estate loans of $3.6 million, one-to-four family residential loans of $3.3 million, multi-family residential loans of $2.2 million, and home equity lines of credit of $937,000. These increases were partially offset by decreases of $146,000 in consumer non-real estate loans, $84,000 in land loans, and $45,000 in commercial business loans.

Investment Securities. Investment and mortgage-backed securities amounted to $37.7 million at September 30, 2014 compared to $38.3 million at December 31, 2013, a decrease of $564,000, or 1.5%. The decrease in mortgage-backed securities at September 30, 2014, was due to paydowns received during the nine-month period, offset by unrealized gains on available-for-sale securities.

Premises and Equipment, Net. Premises and equipment, net, decreased $173,000, to $8.1 million at September 30, 2014, compared to $8.2 million at December 31, 2013, primarily due to depreciation of fixed assets.

Other Real Estate Owned, Net. Other real estate owned (OREO) amounted to $150,000 at September 30, 2014, consisted one property, compared to none at December 31, 2013. During the nine months ended September 30, 2014, the Company transferred two properties in the amount of $226,000 to OREO, and sold one property totaling $35,000.

Total liabilities. Total liabilities increased $10.2 million, at September 30, 2014, to $227.4 million compared to $217.1 million at December 31, 2013, primarily due to an increase of $10.5 million in advances from the Federal Home Loan Bank. Deposits decreased $1.2 million, or 0.7%, to $158.0 million at September 30, 2014, compared to $159.1 million at December 31, 2013, primarily due to decreases in interest bearing checking accounts of $2.5 million, or 13.7%, certificates of deposits of $555,000, or 0.6%, and a $182,000, or 1.7% decrease in money market deposit accounts, partially offset by a $2.0 million, or 22.1% increase in non-interest bearing checking accounts, and an increase of $99,000, or 0.4%, in passbook savings accounts. We had $66.5 million of advances from the Federal Home Loan Bank at September 30, 2014 compared to $56.0 million at December 31, 2013, an increase of $10.5 million, or 18.7%. The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit outflows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total Stockholders’ Equity. Total stockholders’ equity amounted to $41.5 million at September 30, 2014, compared to $41.6 million at December 31, 2013, a decrease of $39,000, or 0.1%. The reason for the decrease in our total stockholders’ equity was primarily due to the purchase of $1.3 million of treasury stock, under the Company’s stock repurchase programs, partially offset by net income of $836,000 for the nine months ended September 30, 2014, an increase in unrealized gain on securities available -for -sale of $77,000, net of the deferred tax effect and amortization of stock awards and options under our stock compensation plans of $97,000, the release of $156,000 in ESOP shares and release of $94,000 in Recognition and Retention Plan shares.

Comparison of Operating Results for the Three and Nine months Ended September 30, 2014 and 2013

General. The Company’s net income amounted to $344,000 for the three months ended September 30, 2014, an increase of $217,000, compared to net income of $127,000 for the three months ended September 30, 2013. This increase was primarily due to an increase in net interest income of $466,000, or 25.6%, partially offset by an increase in non-interest expense of $135,000, or 8.4%, and an increase of $105,000, or 115.4%, in the provision for income taxes. The increase in net interest income was due to an increase of $481,000, or 19.5%, in total interest income in the third quarter of 2014 primarily as a result of increases in interest earning assets.

The Company’s net income amounted to $836,000 for the nine months ended September 30, 2014, an increase of $507,000, compared to net income of $329,000 for the nine months ended September 30, 2013. This increase was primarily due to an increase in net interest income of $1.0 million, or 18.3%, an increase in non-interest income of $21,000, or 16.0%, and a decrease of $6,000, or 3.9%, in the provision for loan losses. This was partially offset by an increase in the provision for income taxes of $325,000, or 132.7%, and an increase in non-interest expense of $217,000, or 4.4%. The increase in net interest income was due to an increase of $1.1 million, or 14.0%, in total interest income for the nine months ended September 30, 2014 primarily as a result of an overall increase in interest earning assets.

Net Interest Income. Net interest income amounted to $2.3 million for the three months ended September 30, 2014, compared to $1.8 million for the three months ended September 30, 2013. The $466,000, or 25.6%, increase was primarily due to a $481,000 increase in total interest income partially offset by an increase of $15,000, or 2.3% in total interest expense. Interest paid on deposits decreased $8,000, while interest on Federal Home Loan Bank advances increased $23,000 for the three months ended September 30, 2014, compared to the prior year period.

Net interest income amounted to $6.6 million for the nine months ended September 30, 2014 compared to $5.6 million for the nine months ended September 30, 2013. The $1.0 million, or 18.3%, increase was primarily due to an increase in interest income of $1.1 million, and a decrease in interest paid on deposits of $80,000, which partially offset the $103,000 increase in interest paid on Federal Home Loan Bank advances for the nine months ended September 30, 2014, compared to the prior year period.

The average interest rate spread was 3.38% and 2.85% for the three months ended September 30, 2014 and 2013, respectively. Average interest-earning assets to average interest-bearing liabilities decreased from 120.89% for the three months ended September 30, 2013 to 119.85% for the three months ended September 30, 2014. The increase in average interest rate spread reflects the 46 basis point increase in the average yield on interest earning assets from 4.16% for the third quarter of 2013 to 4.63% for the third quarter of 2014 and the 8 basis point decrease in average rate paid on interest-bearing liabilities from 1.32% for the third quarter of 2013 to 1.24% for the third quarter of 2014. Net interest margin increased 51 basis points from 3.07% to 3.59% for the three months ended September 30, 2013 and 2014, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The average interest rate spread increased 37 basis points from 2.95% for the nine months ended September 30, 2013 to 3.32% for the nine months ended September 30, 2014, and average interest-earning assets increased from $232.3 million to $249.7 million during the same period. Average interest-earning assets to average interest-bearing liabilities decreased from 122.39% for the nine months ended September 30, 2013 to 119.30% for the nine months ended September 30, 2014. The increase in the average interest rate spread primarily reflects the 26 basis point increase in the average yield on interest earning assets from 4.30% for the nine months ended September 30, 2013 to 4.56% for the nine months ended September 30, 2014. The average rate paid on interest-bearing liabilities decreased 11 basis points from 1.35% for the nine months ended September 30, 2013 to 1.24% for the nine months ended September 30, 2014. Net interest margin increased 32 basis points from 3.20% to 3.52% for the nine months ended September 30, 2013 and 2014, respectively.

Interest income increased $481,000 or 19.5%, to $2.9 million for the three months ended September 30, 2014, compared to $2.5 million for the third quarter of 2013. The increase was primarily due to an $18.0 million increase in average interest earning assets, due to a 34 basis point increase in average yield on mortgage backed securities from 0.85% for the third quarter of 2013 to 1.19% for the third quarter of 2014, and a 31 basis point increase in the average yield on loans receivable from 5.01% for the third quarter of 2013 to 5.32% for the third quarter of 2014.

Interest income increased by $1.1 million, or 14.0%, to $8.5 million for the nine months ended September 30, 2014 compared to $7.5 million for the nine months ended September 30, 2013. The increase was primarily due to a $17.4 million increase in average interest earning assets. In addition, contributing to an increase in interest income was a four basis point increase in average yield on loans receivable from 5.21% for the nine months ended September 30, 2013 to 5.25% for the nine months ended September 30, 2014.

Interest expense increased by $15,000, or 2.3%, to $659,000 for the three months ended September 30, 2014, compared to $644,000 for the three months ended September 30, 2013, primarily as a result of a $16.7 million increase in average interest-bearing liabilities, partially offset by a 29 basis point decrease in the average cost on Federal Home Loan Bank advances. The decrease in average rate of total deposits is due to a decline in cost of certificates of deposit as higher cost certificates of deposit re-priced at a lower rate during the period. The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit outflows.

Interest expense increased by $23,000, or 1.2%, and totaled $1.9 million for the nine months ended September 30, 2014 and 2013. An increase of $19.5 million in average interest-bearing liabilities, was offset by a 30 basis point decrease in the average cost on Federal Home Loan Bank advances, and a four basis point decrease in the average rate paid on certificates of deposit accounts. The decrease in average rate is due to a decline in cost of certificates of deposit as higher cost certificates of deposit re-priced at a lower rate during the period.

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

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$212,993	$2,831	5.32%	$189,620	$2,373	5.01%
Mortgage-backed securities	36,501	109	1.19%	40,827	87	0.85%
Other interest-earning assets	5,026	3	0.24%	6,064	2	0.13%
Total interest-earning assets	254,520	2,943	4.63%	236,511	2,462	4.16%
Non-interest-earning assets	15,427			16,583
Total assets	$269,947			$253,094

Interest-bearing liabilities:
Savings, NOW and money market accounts	$53,393	24	0.18%	$48,988	21	0.17%
Certificates of deposit	93,565	381	1.63%	96,361	392	1.63%
Total deposits	146,958	405	1.10%	145,349	413	1.14%
FHLB advances	65,410	254	1.55%	50,296	231	1.84%
Total interest-bearing liabilities	212,368	659	1.24%	195,645	644	1.32%
Non-interest-bearing liabilities	16,074			14,912
Total liabilities	228,442			210,557

Equity	41,505			42,537
Total liabilities and equity	$269,947			$253,094

Net interest-earning assets	$42,152			$40,866

Net interest income, average interest rate spread		$2,284	3.38%		$1,818	2.85%

Net interest margin(2)			3.59%			3.07%

Average interest earning assets to average interest bearing liabilities			119.85%			120.89%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

	Nine months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousand)
Interest-earning assets:
Loans receivable(1)	$207,930	$8,194	5.25%	$182,321	$7,126	5.21%
Mortgage-backed securities	36,976	334	1.20%	43,165	359	1.11%
Other interest-earning assets	4,800	8	0.22%	6,841	6	0.12%
Total interest-earning assets	249,706	8,536	4.56%	232,327	7,491	4.30%
Non-interest-earning assets	15,154			15,661
Total assets	$264,860			$247,988

Interest-bearing liabilities:
Savings, NOW and money market accounts	$54,113	69	0.17%	$46,186	61	0.18%
Certificates of deposit	93,163	1,113	1.59%	98,280	1,201	1.63%
Total deposits	147,276	1,182	1.07%	144,466	1,262	1.16%
FHLB advances	62,026	762	1.64%	45,362	659	1.94%
Total interest-bearing liabilities	209,302	1,944	1.24%	189,828	1,921	1.35%
Non-interest-bearing liabilities	14,250			15,164
Total liabilities	223,552			204,992

Equity	41,308			42,997
Total liabilities and equity	$264,860			$247,989

Net interest-earning assets	$40,404			$42,499

Net interest income, average interest rate spread		$6,592	3.32%		$5,570	2.95%

Net interest margin(2)			3.52%			3.20%

Average interest earning assets to average interest bearing liabilities			119.30%			122.39%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

During the nine months ended September 30, 2014, we made a provision of $150,000. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges, and gains or losses or write-downs on other real estate owned, was $55,000 for the three months ended September 30, 2014, a decrease of $9,000 compared to non-interest income of $64,000 for the three months ended September 30, 2013.

Non-interest income, which includes fees and service charges, and gains or losses or write-downs of other real estate owned, was $152,000 for the nine months ended September 30, 2014, an increase of $21,000 compared to non-interest income of $131,000 for the nine months ended September 30, 2013. The increase was primarily due to a $40,000 loss on other real estate for the nine months ended September 30, 2013 compared to a $4,000 loss for the nine months ended September 30, 2014.

Non-Interest Expense. Non-interest expense increased by $135,000, or 8.4%, to $1.8 million for the three months ended September 30, 2014, from $1.6 million for the three months ended September 30, 2013. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $56,000, or 6.5%, as well as an increase of $42,000, or 210.0%, in taxes and licenses, an increase of $20,000, or 13.9%, in data processing expense, an increase of $20,000, or 133.3%, in bank service charge expense, an increase of $13,000, or 10.5%, in occupancy expense, an increase of $5,000, or 9.8%, in security expense, and an increase of $3,000, or 23.1%, in advertising expense, partially offset by decreases of $12,000, or 5.6% in other non-interest expense, $6,000, or 14.0% in deposit insurance premiums, $4,000 or 4.1%, in professional fees, and $2,000, or 8.0% in office supplies and postage expense.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-interest expense increased by $217,000, or 4.4%, to $5.2 million for the nine months ended September 30, 2014. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $130,000, or 5.0%, as well as increases of $37,000, or 102.8%, in bank service charge expense, $31,000, or 36.5%, in deposit insurance premiums, $18,000, or 4.8%, in occupancy expense, $11,000, or 6.0%, in taxes and licenses, $6,000, or 2.0%, in professional fees, $4,000, or 0.9%, in data processing expense, and $3,000, or 0.5%, in other non-interest expense, partially offset by decreases of $16,000, or 31.4%, in advertising expense, $5,000 or 2.9% in security expense, and $2,000, or 2.6%, in office supplies and postage expense.

Income Tax Expense. The income tax expense amounted to $196,000 and $91,000 for the three months ended September 30, 2014 and 2013, respectively. Our effective federal tax rate was 36.3% and 41.7% for the three months ended September 30, 2014 and 2013, respectively.

The income tax expense amounted to $570,000 and $245,000 for the nine months ended September 30, 2014 and 2013, respectively. Our effective federal tax rate was 40.5% and 42.7% for the nine months ended September 30, 2014 and 2013, respectively.

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

A significant portion of the Company’s liquidity consists of interest bearing and non-interest earning deposits.  The Company’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At September 30, 2014, the Company had $66.5 million of advances from the Federal Home Loan Bank of Dallas and had $64.6 million in additional borrowing capacity. Additionally, at September 30, 2014, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.0 million. There were no amounts purchased under this agreement as of September 30, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2014, the Company had outstanding loan commitments of $1.1 million to originate loans.  At September 30, 2014, certificates of deposit scheduled to mature in less than one year totaled $45.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  The Company intends to utilize its liquidity to fund its lending activities.

At September 30, 2014, State-Investors Bank exceeded each of its capital requirements with tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of 14.09%, 23.36% and 24.19%, respectively.  As a savings and loan holding company, State Investors Bancorp is not currently subject to any regulatory capital requirements.

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

ITEM 1A – RISK FACTORS.

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2014 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)(b)
July 1, 2014 – July 31, 2014	1,000	$16.80	1,000	40,367
August 1, 2014 – August 31, 2014	--	--	--	40,367
September 1, 2014 – September 30, 2014	11,500	16.25	11,500	28,867
Total	12,500	$16.36	12,500	28,867

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

ITEM 4 – MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 – OTHER INFORMATION.

There are no matters required to be reported under this item.

ITEM 6 – EXHIBITS.

List of exhibits: (filed herewith unless otherwise noted)

No.	Description
10.1	Employment Agreement between State Investors Bank and Anthony S. Sciortino, Jr.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE INVESTORS BANCORP, INC.

Date: November 14, 2014	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
President and Chief Executive Officer

Date: November 14, 2014	By:	/s/ Daniel McGowan
Daniel McGowan
Chief Financial Officer

