Form 10-K
period 2014-12-31
STATE INVESTORS BANCORP, INC.
filed 2015-03-31
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2014
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

The aggregate market value of the 1.8 million shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $16.80 for the common stock on June 30, 2014, the last business day of the registrant’s second quarter, was approximately $31.1 million.  Shares of common stock held by the registrant’s executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 26, 2015: 2,304,359

STATE INVESTORS BANCORP, INC.
2014 ANNUAL REPORT ON FORM 10-K

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

On December 30, 2014, the Company and First NBC Bank Holding Company (“First NBC”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which State Investors Bancorp will merge with and into First NBC (the “Merger”). Promptly following consummation of the Merger, it is expected that State-Investors Bank will merge with and into First NBC Bank (the “Bank Merger”). Under the terms of the Merger Agreement, shareholders of State Investors Bancorp will receive $21.25 for each share of State Investors Bancorp common stock they own. Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by shareholders of State Investors Bancorp, governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, absence of a material adverse effect, and obtaining material permits and authorizations for the lawful consummation of the Merger. The proposed transaction is expected to be completed during the second quarter of 2015. For further information on this transaction see Note 20 in the Notes to the Consolidated Financial Statements included in Item 8 herein.

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

Market Area and Competition

State-Investors Bank conducts its operations through its main office in Metairie, Louisiana located in Jefferson Parish, one additional branch office in Jefferson Parish, one branch office located in New Orleans, Louisiana, which is in Orleans Parish and one branch office located in Mandeville, Louisiana, which is in St. Tammany Parish. Jefferson and St. Tammany Parishes are suburbs of New Orleans and Orleans Parish consists solely of the city of New Orleans. Our business is dependent on the local economy in southeastern Louisiana, which includes the petrochemical industry, port activity along the Mississippi River, healthcare and tourism. Service jobs, primarily consisting of jobs in healthcare and tourism, represent the largest employment sector in Jefferson, St. Tammany and Orleans Parishes.  Employment in government and the wholesale/retail trade sector historically have been the second and third largest employment sectors in our market area.

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

Lending Activities

General.  At December 31, 2014, the Company’s net loan portfolio amounted to $218.2 million, representing approximately 80.25 % of its total assets at that date. The principal lending activity of State Investors Bancorp is the origination of one- to four-family residential loans and, to a lesser extent, commercial real estate loans. At December 31, 2014, one- to four-family residential loans amounted to $137.0 million, or 62.3 % of its total loan portfolio. At December 31, 2014, commercial real estate loans amounted to $57.5 million, or 26.1 % of the total loan portfolio. Multi-family residential loans totaled $7.3 million, or 3.3 % of the total loan portfolio. Construction loans totaled $10.1 million, or 4.6 % of total loans. Home equity lines of credit and land loans totaled $2.8 million and $3.4 million, or 1.3 % and 1.6%, respectively, of the total loan portfolio at December 31, 2014. Consumer non-real estate loans totaled $1.3 million, or 0.6 % of the total loan portfolio at December 31, 2014.

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

As a federally chartered savings bank, State-Investors Bank is subject to a regulatory loans to one borrower limit.  As of December 31, 2014, State-Investors Bank’s loans to one borrower limit was $10.1 million.  At December 31, 2014, the five largest loans or groups of loans to one borrower, including related entities, aggregated $5.9 million, $5.5 million, $3.2 million, $2.6 million and $2.4 million.  All of our largest loans or groups of loans were performing in accordance with their terms at December 31, 2014.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December, 31
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Real estate loans:
One- to four-family residential	$137,036	62.29%	$130,422	64.93%	$121,595	68.93%	$125,154	70.79%	$128,056	70.30%
Commercial real estate	57,487	26.13	52,979	26.37	37,284	21.14	34,422	19.47	37,050	20.34
Multi-family residential	7,271	3.31	5,462	2.72	5,421	3.07	4,817	2.72	5,653	3.10
Land	3,428	1.56	3,441	1.71	2,916	1.65	3,371	1.91	2,743	1.50
Residential construction	10,075	4.58	4,464	2.22	2,309	1.31	2,874	1.63	2,904	1.60
Total real estate loans	$215,297	97.86%	196,768	97.95%	169,525	96.10%	170,638	96.52%	176,406	96.84%
Other loans:
Home equity lines of credit	2,819	1.28	2,241	1.12	4,641	2.64	4,522	2.56	4,360	2.40
Consumer non-real estate loans	1,268	0.58	1,210	0.60	1,560	0.88	1,636	0.93	1,390	0.76
Commercial business loans	607	0.28	660	0.33	675	0.38	--	--	6	--
Total other loans	$4,694	2.14%	$4,111	2.05%	$6,876	3.90%	$6,158	3.48%	$5,756	3.16%

Total loans	$219,991	100.00%	$200,879	100.00%	$176,401	100.00%	$176,796	100.00%	$182,162	100.00%

Less:

Deferred loan fees	(388)		(263)		(133)		(70)		(26)
Allowance for loan losses	(1,397)		(1,351)		(1,436)		(1,596)		(1,505)

Net loans	$218,206		$199,265		$174,832		$175,130		$180,631

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

From time to time, we will purchase whole loans and loan participations secured by properties within and outside of our primary market area.  Historically, the loan participations have been secured by one- to four-family residential properties and commercial properties.  In these circumstances, we follow our customary loan underwriting and approval policies. Our participation interest in single-family residential loans is typically 90%. We have sufficient capital to take advantage of these opportunities to purchase loan participations, as well as strong relationships with other community banks in our primary market area that may desire to sell participations, and we intend to continue our purchases of participations in the future.  At December 31, 2014, our loan participations totaled $25.8 million, or 11.7 % of our loan portfolio, of which $5.1 million, or 2.3 % of our loan portfolio, were outside our primary market area.  The loan participations at December 31, 2014, included $ 17.3 million in commercial real estate, $7.8 million in residential real estate and $607,000 in commercial business loans.  The average participation interest outside our market area was $231,000 as of December 31, 2014.

Loan Originations. The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	2014	2013	2012
	(In thousands)
Loan originations:
One- to four-family residential	$12,041	$21,599	$11,105
Commercial real estate	12,864	19,328	15,752
Multi-family residential	2,368	980	809
Land	534	964	387
Residential construction	2,767	2,208	975
Home equity lines of credit	1,563	691	584
Consumer non-real estate loans	748	314	400
Commercial business loans	--	--	--
Total loan originations	32,885	46,084	30,012
Loans purchased	15,261	12,267	11,030
Loans and participations sold	--	(906)	--
Loan principal repayments	(29,034)	(32,714)	(40,941)
Decrease due to other items, net	(171)	(248)	(399)
Net increase (decrease) in net loans	$18,941	$24,483	$(298)

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

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2014, before giving effect to net items, including the allowance for loan losses.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	One- to Four- Family Residential	Commercial Real Estate	Multi-family Residential	Land	Residential Construction	Home Equity Lines of Credit	Consumer Non-Real Estate Loans	Commercial Business Loans	Total
	(In thousands)
Amounts due in:
One year or less	$3,724	$1,172	$--	$--	$7,127	$466	$848	$--	$13,337
After one year through two years	461	3,045	1,150	--	2,948	1,351	37	--	8,992
After two years through three years	492	902	521	--	--	372	24	--	2,311
After three years through five years	1,814	2,653	--	120	--	554	68	--	5,209
After five years through ten years	4,853	6,585	397	279	--	--	291	607	13,012
After ten years through 15 years	21,626	19,309	3,493	1,830	--	76	--	--	46,334
After 15 years	104,066	23,821	1,710	1,199	--	--	--	--	130,796
Total	$137,036	$57,487	$7,271	$3,428	$10,075	$2,819	$1,268	$607	$219,991

The following table shows the dollar amount of our loans at December 31, 2014, due after December 31, 2015, as shown in the preceding tables, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
	(In thousands)
One- to four-family residential	$118,106	$15,206	$133,312
Commercial real estate	33,694	22,621	56,315
Multi-family residential	2,965	4,306	7,271
Land	3,428	--	3,428
Residential construction	2,948	--	2,948
Home equity lines of credit	2,353	--	2,353
Consumer non-real estate loans	420	--	420
Commercial business loans	607	--	607
Total	$164,521	$42,133	$206,654

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

One- to Four-Family Residential Real Estate Loans.  Our principal lending activity is the origination of loans secured by single-family residences. At December 31, 2014, $137.0 million, or 62.3%, of our total loan portfolio, before net items, consisted of one- to four-family residential loans including primarily owner occupied properties.

It is the policy of State-Investors Bank to originate loans as a first lien position on owner occupied residences.  We primarily originate fixed-rate loans with terms of 15 to 20 years, and to a lesser extent, adjustable- rate loans of five to seven years.  In recent periods, we reduced the origination of fixed-rate loans of 30 years in order to manage our interest rate risk.  As of December 31, 2014, $104.1 million, or 75.9%, of our one- to four-family residential loans had contractual maturities of more than 15 years.  Our residential loan portfolio includes both owner occupied and non-owner occupied properties. Mortgages without private mortgage insurance are generally limited to 80%, or less, of the appraised value, or purchase price, of the secured real estate property.  Exceptions to this policy may be approved by the management loan committee.

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

Commercial Real Estate Loans.  As of December 31, 2014, loans secured by commercial real estate were $57.5 million, or 26.1 % of total loans before net items.  Although commercial real estate and lines of credit are generally considered to have greater credit risk than certain other types of loans, management attempts to mitigate such risk by originating such loans in its local market area to known borrowers.  At December 31, 2014, $17.3 million of our commercial real estate loans were loan participations. The loan-to-value ratios on participations are generally limited to 70% or less of the appraised value and we generally require that out of market loans are seasoned with a history of repayment. Our commercial real estate loans primarily consist of owner occupied business and retail properties.

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

Land Loans.  As of December 31, 2014, land loans were $3.4 million, or 1.6 % of the total loan portfolio before net items.  Land loans primarily include land which has been acquired for the purpose of development and, to a lesser extent, unimproved land.  Our loan policy provides for loan-to-value ratios up to 75% on improved land or land acquired for development and up to 65% for unimproved land loans.  Land loans are originated with fixed rates and terms up to five years.  Although land loans generally are considered to have greater credit risk than certain other types of loans, we attempt to mitigate such risk by originating loans to individuals who intend to build a single-family owner occupied home, rather than developers, and identifying a secondary source of repayment for the land loan other than the sale of the collateral.

Multi-family Residential Loans.  We originate multi-family residential loans in our local market area primarily consisting of apartment rental properties with eight units or less.  At December 31, 2014, our multi-family residential loans totaled $7.3 million, or 3.3% of total loans before net items.  Multi-family residential loans have loan-to-value ratios up to 75% and terms up to five years.  We require rental and cash flow data sufficient to cover the loan repayment as well as identify a secondary source of repayment, other than the sale of the collateral.

Residential Construction Loans.  We originate residential construction loans to be converted to permanent financing.  We do not actively solicit construction loans, but offer them as an accommodation to our borrowers. The same qualifications and loan-to-value ratios of real estate loans apply and no separate closing to convert to a permanent loan is required. Loans for the substantial renovation of an existing home are underwritten and administered as construction loans.  At December 31, 2014, $10.1 million, or 4.6 % of our total loan portfolio, before net items, consisted of residential construction loans.

Home Equity Loans and Lines of Credit.  We originate second mortgage residential loans and home equity lines of credit to finance minor renovations and repairs as well as for other consumer or investment purposes.  Second mortgage loans and home equity lines of credit are primarily extended when State-Investors Bank holds the first mortgage on the collateral and together are limited to loan-to-value ratios of 80% or less. At December 31, 2014, $2.8 million, or 1.3 % of our total loans, before net items, consisted of home equity loans and lines of credit.

Consumer Non-real Estate Loans.  We originate consumer non-real estate loans that have terms up to five years and generally higher interest rates than residential mortgage loans.  The consumer loans consist of installment loans for various purposes including home improvement loans, auto loans, boat loans and loans on deposit accounts. We will make unsecured consumer loans to customers with an established history of performance and capacity for repayment. At December 31, 2014, our consumer loans totaled $1.3 million, or 0.6 % of our total loan portfolio before net items.

Commercial Business Loans. We do not generally originate commercial business loans secured by inventory and accounts receivable. At December 31, 2014, we had $607,000, or 0.3 % of our total loan portfolio before net items, in commercial business loans, all of which were loan participations.  Although we do not actively solicit commercial business loans, we may also provide them as an accommodation to existing customers.

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

Real estate and other assets acquired as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold.  State Investors Bancorp had $150,000 of real estate owned at December 31, 2014 and none at December 31, 2013.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2014				December 31, 2013
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
One- to four-family residential	28	$4,156	5	$678	29	$4,540	6	$1,359
Commercial real estate	1	243	--	--	3	633	--	--
Multi-family residential	--	--	--	--	--	--	--	--
Land	--	--	--	--	3	79	--	--
Residential construction	1	653	--	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--	--	--	--
Consumer non-real estate loans	1	7	1	--	1	6	--	--
Commercial business loans	--	--	--	213	--	--	--	--
Total delinquent loans	31	$5,059	36	$891	36	$5,258	6	$1,359

Delinquent loans to total net loans		2.32%		0.41%		2.64%		0.68%
Delinquent loans to total loans		2.30%		0.41%		2.62%		0.68%

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due, other real estate owned and troubled debt restructurings at any of the dates indicated.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accruing loans:
One- to four-family residential	$--	$337	$456	$258	$178
Commercial real estate	--	--	936	1,226	--
Multi-family residential	--	1,172	1,560	1,283	--
Land	--	--	--	--	--
Residential construction	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--
Consumer non-real estate loans	--	--	--	--	--
Commercial business loans	--	--	--	--	--
Total non-accruing loans	--	1,509	2,952	2,767	178
Accruing loans 90 days or more past due:
One- to four-family residential	678	1,148	326	522	1,098
Commercial real estate	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Land	--	--	--	58	--
Residential construction	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--
Consumer non-real estate loans	--	--	--	26	20
Commercial business loans	213	--	--	--	--
Total accruing loans 90 days or more past due	891	1,148	326	606	1,118
Total non-performing loans (1)	891	2,657	3,278	3,373	1,296
Other real estate owned, net	150	--	--	--	167
Total non-performing assets	$1,041	$2,657	$3,278	$3,373	$1,463
Troubled debt restructurings (2)	2,316	1,317	1,476	1,551	--

Total non-performing assets and troubled debt restructurings	$3,357	$3,974	$4,754	$4,924	$1,463

Total non-performing loans as a percentage of loans, net	0.41%	1.33%	1.87%	1.93%	0.72%
Total non-performing loans as a percentage of total assets	0.33%	1.03%	1.33%	1.35%	0.62%
Total non-performing assets as a percentage of total assets	0.38%	1.03%	1.33%	1.35%	0.70%
Total non-performing assets and troubled debt restructurings as a percentage of total assets	1.23%	1.54%	1.93%	1.97%	--%

(1)           Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(2)	Troubled debt restructurings not included in non-accruing loans and accruing loans 90 days or more past due.

At December 31, 2014, State Investors Bancorp had $891,000 of non-performing loans. Management believes that the six loans are supported by adequate collateral and does not expect that the loans represent a significant risk of loss. As a result of adopting the amendments in ASU 2011-2, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance.  The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology.  Upon identifying those loans as TDRs, the Bank classified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-2 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.  The majority of the loans identified as TDRs had previously been considered impaired and subject to impairment measurement guidance.  As of December 31, 2014, we had five loans totaling $2.4 million identified as troubled debt restructurings (TDRs)  that are accruing interest totaling $16,000.  The allowance for loan losses associated with the TDRs on the basis of a current evaluation of loss was $-0-.

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

At December 31, 2014, State Investors Bancorp had $6.2 million of assets classified substandard and none classified doubtful or loss.  State Investors Bancorp had an additional $1.3 million of assets designated as special mention at December 31, 2014.

Allowance for Loan Losses.  At December 31, 2014, the allowance for loan losses amounted to $1.4 million.  The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date.  The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing conditions.  State-Investors Bank is primarily engaged in originating single-family residential loans secured by owner occupied and non-owner occupied properties and commercial real estate loans to known borrowers in our market area.  Management considers the deficiencies of all classified loans in determining the amount of allowance for loan losses required at each reporting date.  Management analyzes the probability of the correction of the classified loans’ weaknesses and the extent of any known or inherent losses that may be sustained.

While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Total loans outstanding at end of period	$219,991	$200,879	$176,401	$176,796	$182,162
Allowance for loan losses, beginning of period	1,351	1,436	1,596	1,505	1,445
Provision for loan losses	200	156	142	154	93
Charge-offs:
One- to four-family residential	(78)	(104)	(12)	(45)	(33)
Commercial real estate	(76)	(300)	(290)	--	--
Multi-family residential	--	(22)	--	(18)	--
Land	--	--	--	--	--
Residential construction	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--
Consumer non-real estate loans	--	(10)	--	--	--
Commercial business loans	--	--	--	--	--
Total charge-offs	(154)	(436)	(302)	(63)	(33)
Recoveries on loans previously charged-off	--	195	--	--	--
Allowance for loan losses, end of period	$1,397	$1,351	$1,436	$1,596	$1,505
Allowance for loan losses as a percent of non-performing loans	156.79%	50.85%	43.81%	47.32%	116.13%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.13%	0.17%	0.03%	0.02%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in thousands)
One- to four-family residential	$518	37.08%	$548	40.56%	$578	40.25%	$1,168	73.18%	$947	70.30%
Commercial real estate	779	55.76	722	53.44	802	55.85	283	17.73	373	20.34
Multi-family residential	25	1.79	14	1.04	13	0.91	31	1.94	86	3.10
Land	9	0.64	10	0.74	8	0.56	21	1.32	18	1.50
Residential construction	26	1.86	14	1.04	9	0.63	30	1.88	23	1.60
Home equity lines of credit	22	1.57	24	1.78	21	1.46	52	3.26	44	2.40
Consumer non-real estate loans	15	1.07	15	1.11	5	0.34	11	0.69	14	0.76
Commercial business loans	3	0.21	4	0.29	--	--	--	--	--	--
Unallocated	--	--	--	--	--	--	--	--	--	--
Total	$1,397	100.00%	$1,351	100.00%	$1,436	100.00%	$1,596	100.00%	$1,505	100.00%

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

At December 31, 2014, our mortgage-backed securities portfolio amounted to $35.5 million, or 13.1 % of total assets at such date. At December 31, 2014, we did not hold any Fannie Mae or Freddie Mac common or preferred stock.

At December 31, 2014, we had an aggregate of $803,000 in net unrealized gains on our mortgage-backed securities portfolio. Such unrealized gains reflect an increase in market value of securities as a result of changes in market rates of interest.

Management classifies securities as available-for-sale, held-to-maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the historical cost of the security.  Available-for-sale securities can be sold at any time based upon needs or market conditions.  Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in stockholders’ equity as accumulated other comprehensive income.  At December 31, 2014, we had $35.3 million of mortgage-backed securities classified as available-for-sale, $249,000 of mortgage-backed securities classified as held-to-maturity and none classified as trading account.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac.  At December 31, 2014, all of our mortgage-backed securities were issued by the GNMA, Fannie Mae or Freddie Mac and we held no mortgage-backed securities from private issuers.

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

	December 31,
	2014		2013		2012
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Amortized Cost
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$34,501	$35,296	$37,254	$37,948	$45,003	$46,074
Total securities available-for-sale	34,501	$35,296	37,254	37,948	45,003	46,074
Securities held-to-maturity:
Mortgage-backed securities	249	257	319	331	400	416
Total securities held-to-maturity	249	257	319	331	400	416
FHLB stock	3,042	3,042	2,486	2,486	1,774	1,774
Total investment and mortgage-backed securities and FHLB stock	$37,792	$38,595	$40,059	$40,765	$47,177	$48,264

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2014.  As State Investors Bancorp held no tax-exempt securities during the periods presented, no yield adjustments were made.

	Amounts at December 31, 2014, Which Mature In
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$--	$30,609	$3,571	$1,116	$35,296
Weighted average yield	--%	1.94%	1.97%	1.59%	1.94%
Held to maturity:
Mortgage-backed securities	$9	$240	$-	$-	$249
Weighted average yield	1.78%	1.91%	--%	--%	1.91%
Total mortgage-backed securities	$9	$30,849	$3,571	$1,116	$35,545
Weighted average yield	1.78%	1.94%	1.97%	1.59%	1.93%

Mortgage-backed securities. The following table sets forth the composition of our mortgage-backed securities portfolio at each of the dates indicated.

		December 31,
	2014	2013	2012
	(In thousands)
Fixed-rate	$--	$--	$--
Adjustable-rate:
Available-for-sale	35,296	37,948	46,074
Held-to-maturity	249	319	400
Total mortgage-backed securities	$35,545	$38,267	$46,474

Sources of Funds

General.  Deposits are the primary source of State Investors Bancorp’s funds for lending and, to a lesser extent, borrowings from the Federal Home Loan Bank of Dallas. In addition to deposits, principal and interest payments on loans are a source of funds. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and on a longer-term basis for general business purposes.

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

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Certificate accounts:
0.00% - 0.99%	$37,829	24.25%	$42,618	26.78%	$48,672	30.20%
1.00% - 1.99%	22,600	14.49	20,183	12.68	18,600	11.54
2.00% - 2.99%	20,422	13.09	16,723	10.51	18,811	11.67
3.00% - 3.99%	9,152	5.87	11,609	7.29	13,393	8.31
4.00% - 4.99%	2,202	1.41	2,502	1.57	4,773	2.97
Total certificate accounts	92,205	59.11	93,635	58.83	104,249	64.69

Transaction accounts:
Savings	27,699	17.76	27,784	17.46	27,106	16.82
Checking:
Interest bearing	16,835	10.79	18,264	11.48	15,938	9.89
Non-interest bearing	9,487	6.08	8,863	5.57	5,855	3.63
Money market	9,762	6.26	10,601	6.66	8,015	4.97
Total transaction accounts	63,783	40.89	65,512	41.17	56,914	35.31
Total deposits	$155,988	100.00%	$159,147	100.00%	$161,163	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)

Savings accounts	$27,988	$42	0.15%	$27,484	$42	0.15%	$26,172	$42	0.16%
Checking-interest bearing	14,852	23	0.15	11,379	20	0.18	8,713	17	0.20
Money market	10,674	26	0.24	8,844	22	0.25	7,416	17	0.23
Certificates of deposit	92,937	1,498	1.61	97,327	1,587	1.63	101,880	1,827	1.79
Total interest-bearing deposits	146,451	$1,589	1.09%	$145,034	$1,671	1.15%	$144,181	$1,903	1.32%
Total deposits	$158,401	$1,589	1.00%	$157,615	$1,671	1.06%	$155,107	$1,903	1.23%

The following table shows our deposit flows during the periods indicated.

	Year Ended December 31,
	2014	2013	2012

Deposits, net of withdrawals	$(4,260)	$(3,260)	$2,132
Interest credited	1,190	1,244	1,470
Total increase (decrease) in deposits	$(3,070)	$(2,016)	$3,602

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2014.

	Balance at December 31, 2014 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2015	2016	2017	Thereafter	Total
	(In thousands)
0.00% - 0.99%	$32,398	$4,332	$1,130	$6	$37,866
1.00% - 1.99%	3,821	2,929	6,513	9,018	22,281
2.00% - 2.99%	3,035	2,449	1,109	15,724	22,317
3.00% - 3.99%	4,725	1,291	--	3,418	9,434
4.00% - 4.99%	307	--	--	--	307
Total certificate accounts	$44,286	$11,001	$8,752	$28,166	$92,205

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2014, by time remaining to maturity.

	At December 31, 2014
Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in thousands)
March 31, 2015	$5,057	1.17%
June 30, 2015	2,907	1.25
September 30, 2015	5,538	1.23
December 31, 2015	2,871	1.15
After December 31, 2015	25,494	2.22
Total certificates of deposit with balances of $100,000 or more	$41,867	1.82%

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

As of December 31, 2014, State-Investors Bank was permitted to borrow up to an aggregate total of approximately $ 126.9 million from the Federal Home Loan Bank of Dallas.  State-Investors Bank had $ 71.6 million of Federal Home Loan Bank advances outstanding at December 31, 2014.  Additionally, at December 31, 2014, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby we may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.0 million.  There were no amounts purchased under this agreement as of December 31, 2014.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$63,323	$47,977	$43,811

Maximum amount outstanding at any month-end during the period	$71,595	$56,105	$48,546
Balance outstanding at end of period	$71,595	$55,992	$39,286
Average interest rate during the period	1.60%	1.89%	1.87%

Weighted average interest rate at end of period	1.41%	1.75%	2.13%

At December 31, 2014, $7.0 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 0.18%.

Subsidiaries

At December 31, 2014, State Investors Bancorp had one subsidiary, State-Investors Bank.

Total Employees

State Investors Bancorp had 30 full-time and five part-time employees at December 31, 2014. None of these employees are represented by a collective bargaining agreement, and State Investors Bancorp believes that it enjoys good relations with its personnel.

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

2010 Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changed the jurisdictions of existing bank regulatory agencies and, in particular transferred the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency.  Savings and loan holding companies are now regulated by the Federal Reserve Board. The new law also established an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the law that may affect State-Investors Bank and State Investors Bancorp. Many regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

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

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

●	The prohibition on payment of interest on demand deposits was repealed.

●
State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The Office of the Comptroller of the Currency must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

●	Deposit insurance is permanently increased to $250,000.

●	Deposit insurance assessment base calculation equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

●
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of State Investors Bancorp:

●	Authority over savings and loan holding companies transferred to the Federal Reserve Board.

●	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies were extended to thrift holding companies.

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

Recent Regulatory Capital Regulations

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In July of 2013, the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios.  Provisions of the Dodd-Frank Act generally require these capital ratios to apply to savings and loan holding companies and their savings association subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as State-Investors Bank, a common equity Tier 1 capital ratio 4.5% became effective on January 1, 2015.  The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.  The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Under the 2010 legislation, savings and loan holding companies became subject to statutory capital requirements, but legislation enacted in late 2014 exempts small savings and loan holding companies like State Investors Bancorp from those requirements.  Regulations were recently promulgated to implement the exemption.

Recent Volcker Rule Regulations

Regulations were adopted in 2013 by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of financial institution holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds.  The regulations became effective on April 1, 2014, with full compliance being phased in over a period ending on July 21, 2015.  State Investors Bancorp is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

Holding Company Activities.  State Investors Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Federal Reserve Board prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. While there are no specific restrictions on the payment of dividends or other capital distributions for savings and loan holding companies, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. State-Investors Bank is required to notify the Federal Reserve Board 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. State-Investors Bank had no intangible assets at December 31, 2014. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect State-Investors Bank’s regulatory capital.

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

Savings institutions must value securities available-for-sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital, as defined by generally accepted accounting principles.

At December 31, 2014, State-Investors Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 14.1%, 14.1% and 24.0%, respectively.

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

At December 31, 2014, State-Investors Bank was deemed a well-capitalized institution for purposes of the prompt corrective action regulations and, as such, is not subject to the above mentioned restrictions.

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

At December 31, 2014, State-Investors Bank believes that it meets the requirements of the QTL test.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, as amended, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. State-Investors Bank is subject to Section 22(g) and (h) of the Federal Reserve Act and at December 31, 2014, was in compliance with the above restrictions.

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

Federal Home Loan Bank System.  State-Investors Bank is a member of the Federal Home Loan Bank of Dallas, which is one of 12 regional Federal Home Loan Banks that administers a home financing credit function primarily for its members. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. The Federal Home Loan Bank of Dallas is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2014, State-Investors Bank had $71.6 million of Federal Home Loan Bank advances and $57.1 million available on its credit line with the Federal Home Loan Bank.

As a member, State-Investors Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Dallas in an amount equal to 0.04% of its total assets. At December 31, 2014, State-Investors Bank had $3.0 million in Federal Home Loan Bank stock, which was in compliance with the applicable requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank. At December 31, 2014, State-Investors Bank had met its reserve requirement.

TAXATION

Federal Taxation

General. State Investors Bancorp and State-Investors Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  State-Investors Bank’s federal and state income tax returns for taxable years through December 31, 2009 have been closed for purposes of examination by the Internal Revenue Service.

State Investors Bancorp files a consolidated federal income tax return with State-Investors Bank.  Accordingly, cash distributions made by State Investors Bancorp to its stockholders, if any, would be treated as cash dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

Method of Accounting.  For federal income tax purposes, State-Investors Bank reports income and expenses on the accrual method of accounting and uses a December 31 tax year for filing its federal income tax return.

Bad Debt Reserves.  The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.  Prior to that time, State-Investors Bank was permitted to establish a reserve for bad debts and to make additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at taxable income.  As a result of the Small Business Job Protection Act of 1996, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return.  In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995, over those established as of December 31, 1987.

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988, were subject to recapture into taxable income if State-Investors Bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these savings association related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should State-Investors Bank make certain non-dividend distributions or cease to maintain a bank charter.

At December 31, 2014, the total federal pre-1988 reserve was approximately $2.6 million.  The reserve reflects the cumulative effects of federal tax deductions by State-Investors Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

State Investors Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income.  The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000.  For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction.  For the year ended December 31, 2014, State Investors Bancorp did not meet the minimum taxable income for Louisiana Corporation Income Tax purposes.

In addition, State-Investors Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of State-Investors Bank’s capital.  The formula for deriving the assessed value is to apply the applicable rate to the sum of:

(a)	20% of our capitalized earnings, plus

(b)	80% of our taxable stockholders’ equity, minus

(c)	50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings. The Louisiana Shares Tax has been provided for by State-Investors Bank for the year ended December 31, 2014.

Item 1A. Risk Factors.

If the Merger is not completed, State Investors Bancorp will have incurred substantial expenses without realizing the expected benefits of the Merger.

State Investors Bancorp has incurred substantial expenses in connection with the Merger.  The completion of the Merger depends on the satisfaction of specified conditions and the receipt of regulatory approvals and the approval of State Investors Bancorp’s shareholders.  The Company cannot guarantee that these conditions will be met. If the Merger is not completed, these expenses could have a material adverse impact on the Company’s financial condition and results of operations on a stand-alone basis. In addition, the market price of the Company’s common stock would likely decline in the event that the Merger is not consummated as the current market price likely reflects an assumption that the Merger will be completed.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company conducts business from State-Investors Bank’s main office and three full-service banking offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices and real property at December 31, 2014.

		Date of Lease	Net Book Value	Amount of
Description/Address	Leased/Owned	Expiration	of Property	Deposits
			(In thousands)
Main Office:
1041 Veterans Boulevard	Own	N/A	$6,020	$84,152
Metairie, Louisiana 70005

Branch Offices:
8384 Jefferson Highway	Own	N/A	154	17,910
Harahan, Louisiana 70123

2909 Highway 190	Own	N/A	1,197	35,377
Mandeville, Louisiana 70471

301 Harrison Avenue	Lease	(1)	409	18,549
New Orleans, Louisiana 70124

Real Property:
6319 Milne Street
New Orleans, Louisiana 70124	Own	N/A	201	--

Total			$7,981	$155,988

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           State Investors Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “SIBC”.  As of March 26, 2015, there were 2,304,359 shares of common stock outstanding, held by approximately 200 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

Presented below is the high and low sales price information for State Investors Bancorp’s common stock for each of the quarters in fiscal 2014 and 2013. The Company has not declared or paid any cash dividends.

Fiscal 2014
Quarter Ended:	High	Low
December 31, 2014	$20.80	$15.12
September 30, 2014	$16.80	$15.50
June 30, 2014	$16.80	$15.40
March 31, 2014	$16.00	$14.97

Fiscal 2013
Quarter Ended:	High	Low
December 31, 2013	$16.19	$14.81
September 30, 2013	$16.64	$13.91
June 30, 2013	$14.99	$13.28
March 31, 2013	$14.99	$13.50

(b)           Not applicable.

(c)           Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the quarter ended December 31, 2014, are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)(b)

October 1, 2014 – October 31, 2014	100	$16.80	100	28,767
November 1, 2014 – November 30, 2014	--	--	--	28,767
December 1, 2014 – December 31, 2014	--	--	--	28,767
Total	100	$16.80	100	28,767

Notes to this table:

(a)
On November 22, 2013, the Company announced by a Form 8-K filed with the Securities and Exchange Commission a fourth repurchase program to repurchase up to 118,100 shares, or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

Item 6.  Selected Financial Data.

Set forth below is selected financial and other data of State Investors Bancorp.  The information at December 31, 2014 and 2013, and for the years ended December 31, 2014 and 2013 is derived in part from the audited financial statements that appear in Item 8 of this Form 10-K. The information at or for the years ended December 31, 2012, 2011 and 2010, is also derived from audited financial statements that do not appear in this document.

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Data:
Total assets	$271,900	$258,685	$245,955	$249,616	$208,688
Cash and cash equivalents	5,212	8,734	12,729	7,700	7,031
Investment securities, available for sale	-	--	--	--	--
Mortgage-backed securities:
Held to maturity	249	319	400	485	577
Available for sale	35,296	37,948	46,074	52,876	8,802
FHLB stock	3,042	2,486	1,774	2,487	1,361
Loans receivable, net	218,206	199,265	174,832	175,130	180,631
Deposits	155,988	159,147	161,163	157,561	159,130
FHLB advances	71,595	55,992	39,286	42,308	26,483
Total equity	42,033	41,566	43,502	47,971	21,291

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Selected Operating Data:
Total interest income	$11,454	$10,059	$10,407	$10,799	$11,597
Total interest expense	2,605	2,577	2,724	3,410	4,426
Net interest income	8,849	7,482	7,683	7,389	7,171
Provision for loan losses	200	156	142	154	93
Net interest income after provision for loan losses	8,649	7,326	7,541	7,235	7,078
Total non-interest income (loss)	190	147	239	257	(49)
Total non-interest expense	6,819	6,590	6,537	5,889	5,515
Income before income taxes	2,020	883	1,243	1,603	1,514
Income taxes	753	375	491	553	538
Net income	$1,267	$508	$752	$1,050	$976
Earnings per share – basic(1)	$0.54	$0.20	$0.26	$0.74	NA
Earnings per share – diluted(1)	$0.53	$0.20	$0.26	$0.74	NA

Selected Operating Ratios:(2)
Average yield on interest-earning assets	4.56%	4.28%	4.48%	4.99%	5.82%
Average rate on interest-bearing liabilities	1.24	1.34	1.45	1.75	2.38
Average interest rate spread(3)	3.32	2.94	3.03	3.24	3.44
Net interest margin(3)	3.52	3.18	3.30	3.41	3.60
Average interest-earning assets to average interest-bearing liabilities	119.79	121.77	123.70	111.09	107.03
Net interest income after provision for loan losses to non-interest expense	126.84	111.17	115.36	122.86	128.34
Total non-interest expense to average assets	2.57	2.63	2.63	2.50	2.60
Efficiency ratio(4)	75.44	86.38	82.52	77.02	77.44
Return on average assets	0.48	0.20	0.30	0.45	0.46
Return on average equity	3.06	1.19	1.58	3.23	4.70
Average equity to average assets	15.59	17.03	19.14	13.84	9.78

(Footnotes on the following page)

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
Asset Quality Ratios:(5)
Non-performing loans as a percent of total loans receivable(6)	1.41%	1.32%	1.86%	1.91%	0.71%
Non-performing assets as a percent of total assets(6)	0.38	1.03	1.33	1.35	0.70
Allowance for loan losses as a percent of Non-performing loans	156.79	50.85	43.81	47.32	116.13
Net charge-offs to average loans receivable	0.07	0.13	0.17	0.03	0.02

Capital Ratios:(5)

Tier 1 leverage ratio	14.10%	14.78%	15.16%	14.86%	10.12%
Tier 1 risk-based capital ratio	23.11	25.23	29.01	28.31	16.46
Total risk-based capital ratio	23.96	26.12	30.13	29.56	17.63

Other Data:
Banking offices	4	4	4	4	4

(1)
Due to the timing of State-Investors Bank’s conversion from the mutual to the stock form of organization as a subsidiary of State Investors Bancorp, Inc., and the completion of the Company’s initial public offering on July 6, 2011, earnings per share for the year ended December 31, 2011, is calculated based on the weighted average common shares outstanding for the entire year. Thus, the denominator used in the earnings per share calculations for the fiscal year is lower than it would have been had the shares been outstanding for a full year.

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

(6)
Non-performing assets consist of non-performing loans and real estate owned.  Non-performing loans consist of non-accruing loans and accruing loans 90 days or more past due.  Real estate owned consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

State Investors Bancorp’s profitability depends primarily on net interest income, which is the difference between interest income earned on interest-earning assets, principally loans, and interest expense paid on interest-bearing liabilities, principally deposits.  Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. State Investors Bancorp’s profitability also depends, to a lesser extent, on interest-earning deposits in other institutions, non-interest income, borrowings from the Federal Home Loan Bank of Dallas, provisions for loan losses, non-interest expenses and federal income taxes. On December 30, 2014, State Investors Bancorp entered into a definitive Agreement and Plan of Reorganization with First NBC under which First NBC will acquire all outstanding shares of common stock of the Company in a cash-for-stock transaction. For further information on the Company’s proposed merger with First NBC, see Note 20 in the Notes to the Consolidated Financial Statements included in Item 8 herein.

State Investors Bancorp’s primary lending activity is the origination of one- to four-family residential loans for portfolio. Historically, we have not originated residential mortgage loans for sale into the secondary market. We also originate or participate in commercial real estate loans which amounted to $ 57.5 million, or 26.1% of our total loans, before net items, at December 31, 2014. Typically, single-family loans involve a lower degree of risk and carry a lower yield than commercial real estate loans.  State Investors Bancorp’s loans are primarily funded by certificates of deposit, which typically have a higher interest rate than savings accounts.  At December 31, 2014, certificates of deposit amounted to 59.1% of total deposits. We had $ 71.6 million of borrowings from the Federal Home Loan Bank of Dallas as of December 31, 2014, compared to $56.0 million as of December 31, 2013.

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

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

State Investors Bancorp’s total assets increased by $13.2 million, or 5.1%, to $271.9 million at December 31, 2014, compared to $258.7 million at December 31, 2013.  For the year ended December 31, 2014, the largest increase in our assets was in loans receivable, net, which increased $18.9 million, or 9.5%.  The largest decrease was in cash and cash equivalents, which decreased $3.5 million, or 40.3% at December 31, 2014.  Federal funds sold increased to $1.8 million at December 31, 2014 compared to $750,000 at December 31, 2013.  Federal Home Loan Bank stock increased $556,000, or 22.4%, at December 31, 2014 compared to December 31, 2013, and other assets decreased $22,000, or 4.6%.  Investment securities decreased $2.7 million, or 7.1%, at December 31, 2014, compared to December 31, 2013.

Loans receivable, net, increased by $18.9 million, or 9.5%, to $218.2 million at December 31, 2014 compared to $199.3 million at December 31, 2013.  During the year ended December 31, 2014, our total loan originations amounted to $32.9 million and loan principal payments were $29.0 million. The increase in loans receivable, net, was primarily due to increases in one-to-four family residential loans of $6.6 million, residential construction loans of $5.6 million, commercial real estate loans of $4.5 million, multi-family residential loans of $1.8 million, home equity lines of credit of $578,000, and consumer non-real estate loans of $58,000.  Such increases were partially offset by decreases of $53,000 in commercial business loans and $13,000 in land loans.

Investment and mortgage-backed securities amounted to $35.5 million at December 31, 2014 compared to $38.3 million at December 31, 2013, a decrease of $2.7 million, or 7.1%. The decrease in investment securities at December 31, 2014, was due to maturities and pay-downs received during the 12-month period, partially offset by unrealized gains on available for sale mortgage-backed securities.

Total liabilities increased $12.7 million, or 5.9%, at December 31, 2014, to $229.9 million compared to $217.1 million at December 31, 2013, primarily due to an increase of $15.6 million in advances from the Federal Home Loan Bank of Dallas.  Deposits decreased by $3.2 million, or 2.0%, to $156.0 million at December 31, 2014, compared to $159.1 million at December 31, 2013, primarily due to a decrease in certificates of deposits of $1.4 million, or 1.5%, interest bearing checking accounts of $1.4 million, or 7.8%, money market accounts of $839,000, or 7.9%, savings accounts of $85,000, or 0.3%, partially offset by an increase of $624,000, or 7.0% of non-interest bearing checking accounts.  We held $71.6 million of Federal Home Loan Bank advances at December 31, 2014, compared to $56.0 million at December 31, 2013.  The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit outflows.

Total equity amounted to $42.0 million at December 31, 2014, compared to $41.6 million at December 31, 2013, an increase of $467,000, or 1.1%.  The reason for the increase in our total equity was primarily due to net income of $1.3 million, and an increase in unrealized gain on securities available for sale of $66,000, net of deferred tax effect, stock awards and options under our stock compensation plan of $231,000 and common stock earned by participants in the employee stock ownership plan of $204,000, partially offset by the purchase of 82,315 shares under the Company’s stock repurchase program for an aggregate purchase price of $1.3 million for the year ended December 31, 2014.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

General.  State Investors Bancorp’s net income amounted to $1.3 million for the year ended December 31, 2014, an increase of $759,000 or 149.4% compared to net income of $508,000 for the year ended December 31, 2013.  This increase was primarily due to an increase of $1.4 million, or 13.9%, in interest income, an increase of $43,000, or 29.3%, in non-interest income, partially offset by increases of $378,000, or 100.8%, in the provision for income taxes, an increase of $229,000, or 3.5%, in non-interest expense, an increase of $44,000, or 28.2% in provision for loan losses, and an increase of $28,000, or 1.1% in total interest expense.

Net Interest Income.  Net interest income amounted to $8.8 million for the year ended December 31, 2014 compared to $7.5 million for the year ended December 31, 2013.  The $1.4 million or 18.3% increase was primarily due to a $1.4 million or 13.9% increase in total interest income due to a 14 basis point increase in the average yield on investment and mortgage-backed securities and a 9 basis point increase in the average yield on loans receivable, partially offset by a $28,000, or 1.1%, increase in interest expense due to a $15.3 million increase in average Federal Home Loan Bank advances.

The average interest rate spread increased 37 basis points from 2.94% for the year ended December 31, 2013 to 3.32% for the year ended December 31, 2014, while average interest-earning assets increased from $235.0 million to $251.3 million during the same periods.  Average interest-earning assets to average interest-bearing liabilities decreased from 121.77% for the year ended December 31, 2013, to 119.79% for the year ended December 31, 2014.  The increase in the average interest rate spread primarily reflects the increase in average yield on interest earning assets from 4.28% in fiscal 2013 to 4.56% in fiscal 2014 and a decrease in the average rate paid on interest-bearing liabilities from 1.34% in 2013 to 1.24% in 2014.  Net interest margin increased 34 basis points from 3.18% to 3.52% at December 31, 2013 and 2014, respectively, primarily due to an increase of 28 basis points in the average yield on interest earning assets and a decrease of 9 basis points in the average rate paid on interest-bearing liabilities for the periods.

Interest income increased by $1.4 million, or 13.9%, to $11.5 million for the year ended December 31, 2014, compared to $10.1 million for the year ended December 31, 2013.  Such an increase was primarily due to an increase in the average yield on investment and mortgage-backed securities from 1.10% in fiscal 2013 to 1.24% in fiscal 2014.  To a lesser extent, the increase in interest income was due to an increase in average yield on loans receivable from 5.15% in fiscal 2013 to 5.24% in fiscal 2014. The increase in the interest income was primarily due to a $16.3 million increase in average interest earning assets.

Interest expense increased by $28,000, or 1.1%, to $2.6 million for the year ended December 31, 2014, compared to $2.6 million for the year ended December 31, 2013 primarily as a result of an increase of $16.8 million in average interest-bearing liabilities, partially offset by a 29 basis point decrease in the average cost on Federal Home Loan Bank advances, and a seven basis point decrease in the average rate paid on deposit accounts.  The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit outflows.

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

	Year Ended December 31,
	2014			2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$209,850	$10,987	5.24%	$186,240	$9,587	5.15%
Investment and mortgage-backed securities	36,782	456	1.24%	42,122	463	1.10%
Other interest-earning assets	4,665	11	0.24%	6,659	9	0.14%
Total interest-earning assets	251,297	11,454	4.56%	235,021	10,059	4.28%
Non-interest-earning assets	14,488			15,674
Total assets	$265,785			$250,695
Interest-bearing liabilities:
Savings, NOW and money market accounts	$53,514	$91	0.17%	$47,707	$84	0.18%
Certificates of deposit	92,937	1,498	1.61%	97,327	1,587	1.63%
Total deposits	146,451	1,589	1.09%	145,034	1,671	1.15%
FHLB advances	63,323	1,016	1.60%	47,977	906	1.89%
Total interest-bearing liabilities	209,774	2,605	1.24%	193,011	2,577	1.34%
Non-interest-bearing liabilities	14,562			14,998
Total liabilities	224,336			208,009
Total stockholders’ equity	41,449			42,686
Total liabilities and stockholders’ equity	$265,785			$250,695
Net interest-earning assets	$41,523			$42,010
Net interest income; average interest rate spread		$8,849	3.32%		$7,482	2.94%
Net interest margin(2)			3.52%			3.18%

Average interest-earning assets to average interest-bearing liabilities			119.79%			121.77%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2014 compared to 2013			Year Ended December 31, 2013 compared to 2012
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(In thousands)
Interest income:
Loans receivable	$166	$1,234	$1,400	$(106)	$113	$7
Investment and mortgage-backed securities	55	(64)	(9)	(240)	(115)	(355)
Other interest-earning assets	7	(3)	4	(2)	2	--
Total interest income	228	1,169	1,395	(348)	--	(348)
Interest expense:
Savings, NOW and money market accounts	(3)	10	7	(2)	10	8
Certificates of deposit	(18)	(71)	(89)	(161)	(79)	(240)
Total deposits	(21)	(61)	(82)	(163)	(69)	(232)
FHLB advances and other borrowings	(97)	207	110	6	79	85
Total interest expense	(118)	146	28	(157)	10	(147)
Increase (decrease) in net interest income	$346	$1,023	$1,367	$(191)	$(10)	$(201)

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

During the year ended December 31, 2014, we made a provision of $200,000, compared to a provision of $156,000 in fiscal 2013.  To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income.  Non-interest income, which includes fees and service charges, realized gains and losses on investments and sales of real estate owned, amounted to income of $190,000 for the year ended December 31, 2014, a increase of $43,000 or 29.3% compared to non-interest income of $147,000 for the year ended December 31, 2013. The increase was primarily due to a $21,000 loss on the sale of other real estate during the year ended December 31, 2014 compared to an $86,000 loss in the year ended December 31, 2013, partially offset by a $22,000 net decrease in service charges, application fees, and other operating income.

Non-Interest Expense.  Non-interest expense increased by $229,000, or 3.5 % to $6.8 million for the year ended December 31, 2014, compared to $6.6 million for the year ended December 31, 2013.  The increase in non-interest expense was primarily due to an increase in professional fees of $124,000, or 32.5%, as well as increases of $109,000, or 3.1%, in salaries and employee benefits expense, $46,000, or 80.7%, in bank service charge expense, $23,000, or 18.0%, in deposit insurance premiums, $16,000, or 17.0%, in office supplies and postage expense, $12,000, or 2.4%, in occupancy expense, $11,000, or 4.2%, in taxes and licenses, partially offset by decreases of $77,000, or 12.9%, in data processing expense, $25,000 or 33.8% in advertising expense, $5,000, or 2.3% in security expense, and $5,000, or 0.6%, in other non-interest expense.  We expect our professional fees to remain elevated in 2015 as a result of fees incurred in relation to our announced merger with First NBC.

Income Tax Expense.  The income tax expense amounted to $753,000 and $375,000 for the fiscal years ended December 31, 2014 and 2013, respectively. Our effective federal tax rate was 37% and 42% for the years ended December 31, 2014 and 2013, respectively.

Exposure to Changes in Interest Rates

State Investors Bancorp’s ability to maintain net interest income depends upon its ability to earn a higher yield on assets than the rates it pays on deposits and borrowings.  State Investors Bancorp’s interest-earning assets consist primarily of residential mortgage loans which have fixed rates of interest. State Investors Bancorp’s interest-bearing liabilities primarily consist of higher rate certificates of deposit rather than other types of deposit products.  Consequently, State Investors Bancorp’s ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise.  At December 31, 2014, certificates of deposit amounted to $92.2 million or 40.1% of total liabilities and 33.9% of total assets at such date.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.  Our one-year cumulative gap was a negative 1.43% at December 31, 2014.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2014, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 11% to 23%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 10% to 12%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 15%, 7% and 7%, respectively.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in thousands)
Interest-earning assets(1)
Loans receivable(2)	$17,525	$38,517	$68,917	$37,257	$57,775	$219,991
Investment securities	5,037	12,903	16,811	--	--	34,751
Other interest-earning assets	683	--	--	--	--	683
Total interest-earning assets	23,245	51,420	85,728	37,257	57,775	255,425
Interest-bearing liabilities:
Savings accounts	488	1,466	3,910	3,910	17,925	27,699
Checking accounts	516	1,549	4,130	4,130	15,997	26,322
Money market accounts	444	1,331	3,550	3,550	887	9,762
Certificate accounts	14,603	29,664	19,765	11,206	16,967	92,205
FHLB advances	9,864	18,609	36,135	5,885	1,102	71,595
Total interest-bearing liabilities	25,915	52,619	67,490	26,681	52,898	227,583

Interest-earning assets less interest-bearing liabilities	$(2,670)	$(1,199)	$18,238	$8,576	$4,897	$27,842
Cumulative interest rate sensitivity gap(3)	$(2,670)	$(3,869)	$14,369	$22,945	$27,842	$27,842
Cumulative interest-rate gap as a percentage of total assets at December 31, 2014	(0.98)%	(1.43)%	5.29%	8.45%	10.24%	10.24%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2014	0.90%	0.95%	1.10%	1.13%	1.13%	1.13%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2014 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets
	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$39,878	$(9,778)	(20)%	16.02%	(2.04)%
200	43,891	(5,765)	(12)	17.03	(1.03)
100	47,425	(2,231)	(5)	17.77	(0.29)
Static	49,656	--	--	18.06	--
(50)	49,728	72	--	17.88	(0.18)
(100)	49,204	(450)	(1)	17.53	(0.53)

Net Interest Income Analysis.  In addition to modeling changes in NPV, we also analyze potential changes to net interest income (“NII”) for a 12-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2014.

Change in Interest Rates In Basis Points (Rate Shock)		Net Interest Income	$ Change	% Change
		(Dollars in thousands)
300	bp	$7,822	$(1,203)	(13.33)%
200		8,423	(602)	(6.68)
100		8,797	(228)	(2.53)
50		8,919	(106)	(1.17)
Static		9,025	--	--
(50)		9,076	51	0.56
(100)		9,089	64	0.71
(200)		9,100	75	0.83
(300)		9,056	31	0.34

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

State Investors Bancorp’s primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  State Investors Bancorp sets the interest rates on its deposits to maintain a desired level of total deposits.  In addition, State Investors Bancorp invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.  State Investors Bancorp’s cash and cash equivalents amounted to $5.2 million at December 31, 2014.

A significant portion of State Investors Bancorp’s liquidity consists of non-interest earning deposits.  State Investors Bancorp’s primary sources of cash are principal repayments on loans and increases in deposit accounts.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds.  At December 31, 2014, State-Investors Bank had $71.6 million of advances from the Federal Home Loan Bank of Dallas and had $57.1 million in additional borrowing capacity. Additionally, at December 31, 2014, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby we may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.0 million. There were no amounts purchased under this agreement as of December 31, 2014.

At December 31, 2014, State Investors Bancorp had outstanding loan commitments of $5.0 million to originate loans.  At December 31, 2014, certificates of deposit scheduled to mature in less than one year totaled $16.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal.  State Investors Bancorp intends to utilize its liquidity to fund its lending activities.

Under applicable banking regulations, State-Investors Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.  At December 31, 2014, State-Investors Bank exceeded each of its capital requirements with ratios of 14.1%, 23.1% and 24.0%, respectively.

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

Commitments.  The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans in process at December 31, 2014.

	Total Amounts Committed at December 31, 2014	Amount of Commitment Expiration - Per Period
		Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Unused lines of credit	$3,679	$381	$2,405	$859	$34
Undisbursed portion of loans in process	2,974	2,974	--	--	--
Commitments to originate loans	4,981	4,981	--	--	--
Total commitments	$11,634	$8,336	$2,405	$859	$34

Contractual Cash Obligations.  The following table summarizes our contractual cash obligations, consisting of certificates of deposit, Federal Home Loan Bank advances and operating lease obligations, at December 31, 2014.

		Payments Due By Period
	Total at December 31, 2014	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Certificates of deposit	$92,205	$44,286	$11,001	$8,752	$28,166
FHLB advances	71,595	25,000	35,149	8,883	2,563
Total long-term debt	163,800	69,286	46,150	17,635	30,729
Operating lease obligations	--	--	--	--	--
Total contractual obligations	$163,800	$69,286	$46,150	$17,635	$30,729

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
Metairie, Louisiana

We have audited the accompanying consolidated balance sheets of State Investors Bancorp, Inc. and Subsidiary, as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014.  The management of State Investors Bancorp, Inc. and Subsidiary is responsible for these financial statements.   Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of State Investors Bancorp, Inc. and Subsidiary, as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ T. E. LOTT & COMPANY

Tuscaloosa, Alabama
March 31, 2015

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2014 AND 2013

	2014	2013
	(Dollars in thousands)
ASSETS

Cash - non-interest bearing	$2,704	$5,381
Cash - interest bearing	683	2,603
Federal funds sold	1,825	750
Cash and cash equivalents	5,212	8,734
Investment securities:
Available-for-sale	35,296	37,948
Held-to-maturity	249	319
Loans, net	218,206	199,265
Federal Home Loan Bank Stock	3,042	2,486
Accrued interest receivable	992	961
Premises and equipment, net	7,981	8,224
Other Real Estate, net	150	--
Deferred income taxes	315	269
Other assets	457	479

TOTAL ASSETS	$271,900	$258,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$155,988	$159,147
Advances from Federal Home Loan Bank	71,595	55,992
Advance payments by borrowers for
taxes and insurance	976	1,000
Accrued interest payable	93	91
Other liabilities	1,215	889

TOTAL LIABILITIES	229,867	217,119

Stockholders’ Equity:
Preferred Stock, $01 par value - 1,000,000 shares authorized;
none issued	--	--
Common Stock, $.01 par value - 9,000,000 shares authorized;
2,909,500 issued; 2,308,019 outstanding at December 31, 2014 and 2,390,334 outstanding at December 31, 2013	29	29
Additional Paid-In Capital	28,503	28,341
Treasury stock, 601,481 and 519,166 shares outstanding at December 31, 2014 and 2013, respectively, at cost	(8,580)	(7,279)
Unallocated ESOP Shares	(1,920)	(2,037)
Unallocated Recognition and Retention Plan (RRP) shares	(1,205)	(1,361)
Retained earnings-substantially restricted	24,682	23,415
Accumulated other comprehensive income	524	458

TOTAL STOCKHOLDERS’ EQUITY	42,033	41,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$271,900	$258,685

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
	(In thousands, except per share data)

INTEREST INCOME:
Interest and fees on loans	$10,987	$9,587
Interest on investment securities	456	463
Other interest and dividends	11	9

TOTAL INTEREST INCOME	11,454	10,059

INTEREST EXPENSE:
Interest on deposits	1,589	1,671
Interest on Federal Home Loan Bank advances	1,016	906

TOTAL INTEREST EXPENSE	2,605	2,577

NET INTEREST INCOME	8,849	7,482

PROVISION FOR LOAN LOSSES	200	156

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,649	7,326

NON-INTEREST INCOME:
Loss on sale of other real estate	(21)	(86)
Application fee income	44	82
Service charges, fees and other	167	151

TOTAL NON-INTEREST INCOME	190	147

NON-INTEREST EXPENSES:
Salaries and employee benefits	3,603	3,494
Occupancy expense	514	502
Data Processing	518	595
Security	217	222
Deposit insurance premiums	151	128
Advertising	49	74
Professional fees	505	381
Taxes and licenses	275	264
Office Supplies and postage	110	94
Service Charges	103	57
Other	774	779

TOTAL NON-INTEREST EXPENSES	6,819	6,590

INCOME BEFORE INCOME TAXES	2,020	883

INCOME TAX EXPENSE	753	375

NET INCOME	$1,267	$508

Earnings per share
Basic	$0.54	$0.20
Diluted	$0.53	$0.20

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
	(In thousands)
Net income	$1,267	$508

Other Comprehensive Income (Loss):

Unrealized gains (losses) on investment securities	100	(377)

Income tax effect	(34)	129

OTHER COMPREHENSIVE INCOME (LOSS), net of taxes	66	(248)

COMPREHENSIVE INCOME	$1,333	$260

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock	Additional Paid-In Capital	Treasury Stock, at Cost	Unallocated ESOP Shares	Unallocated RRP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	$29	$28,166	$(4,636)	$(2,153)	$(1,517)	$22,907	$706	$43,502
Comprehensive Income:
Net Income	--	--	--	--	--	508	--	508
Other Comprehensive Loss	--	--	--	--	--	--	(248)	(248)
RRP shares released for allocation	--	(128)	--	--	156	--	--	28
ESOP shares released for allocation	--	57	--	116	--	--	--	173
Share based compensation cost	--	246	--	--	--	--	--	246
Treasury Stock, acquired at cost, 175,658 shares	--	--	(2,643)	--	--	--	--	(2,643)

Balance, December 31, 2013	$29	$28,341	$(7,279)	$(2,037)	$(1,361)	$23,415	$458	$41,566
Comprehensive Income:
Net Income	--	--	--	--	--	1,267	--	1,267
Other Comprehensive Income	--	--	--	--	--	--	66	66
RRP shares released for:
allocation	--	(38)	--	--	156	--	--	118
ESOP shares released for allocation	--	87	--	117	--	--	--	204
Share based compensation cost	--	113	--	--	--	--	--	113
Treasury Stock, acquired at cost, 82,315 shares	--	--	(1,301)	--	--	--	--	(1,301)

Balance, December 31, 2014	$29	$28,503	$(8,580)	$(1,920)	$(1,205)	$24,682	$524	$42,033

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,267	$508
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	156
Depreciation and amortization	277	278
Amortization (accretion) of securities	440	422
Stock dividend on FHLB stock	(5)	(5)
Loss on sale of other real estate	61	86
Deferred income taxes provision (benefit)	(80)	20
Non-cash compensation	435	447
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(31)	68
Decrease in other assets	22	189
Increase in accrued interest payable	2	10
Increase (decrease) in other liabilities	326	(7)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,914	2,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(19,382)	(24,837)
Purchase of securities available for sale	(6,345)	(3,303)
Proceeds from principal repayments of mortgage-backed securities	8,728	10,711
Purchase of FHLB stock	(551)	(707)
Purchase of premises and equipment	(35)	(215)
Proceeds from sale of foreclosed real estate	30	164

NET CASH USED IN INVESTING ACTIVITIES	(17,555)	(18,187)

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014 AND 2013
(Continued)

	2014	2013
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit accounts	(3,159)	(2,016)
Decrease in advances by borrowers for insurance and taxes	(24)	(27)
Advances from the FHLB	42,337	42,786
Payments on advances from the FHLB	(26,734)	(26,080)
Purchase of treasury stock	(1,301)	(2,643)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,119	12,020

DECREASE IN CASH AND CASH EQUIVALENTS	(3,522)	(3,995)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	8,734	12,729

CASH AND CASH EQUIVALENTS - END OF YEAR	$5,212	$8,734

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$2,603	$2,566

Income taxes	$611	$531

See notes to consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

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

On December 30, 2014, the Company and First NBC Bank Holding Company, (“First NBC”) entered into a definitive Agreement and Plan of Reorganization under which First NBC will acquire all outstanding shares of common stock of the Company in a cash-for-stock transaction. Under the terms of the agreement, shareholders of the Company will receive $21.25 for each share of common stock of the Company. The proposed transaction is expected to be completed during the second quarter of 2015.  For further information on this transaction, see Note 20.

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Trading account securities are held for resale in anticipation of short-term market movements and are recorded at fair value.  Gains and losses, both realized and unrealized, are reflected in earnings.  The Company held no trading account securities at December 31, 2014 and 2013.

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company determines deferred income taxes using the liability method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities.  Enacted changes in tax rates and laws are recognized in the period in which they occur.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company evaluates all significant tax positions as required by accounting principles generally accepted in the United States of America.  As of December 31, 2014, the Company does not believe that it has taken any uncertain positions that would qualify for recognition or disclosure in the consolidated financial statements, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense included in operations amounted to $49,000 and $74,000 in 2014 and 2013, respectively.

Recent Accounting Pronouncements

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

Subsequent Events

Management has evaluated the effect of subsequent events on these financial statements through March 31, 2015, the date the financial statements were issued.

2.	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit.  The Bank has on deposit the required reserve of $358,000 and $275,000 with First National Bankers Bank at December 31, 2014 and 2013, respectively.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

3.     INVESTMENT SECURITIES

A summary of the amortized cost and fair values of the securities is presented below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014

Held-to-maturity:
Mortgage-backed securities:
GNMA Certificates	$211	$6	$--	$217
FNMA Certificates	30	2	--	32
FHLMC Certificates	8	--	--	8

Total held-to-maturity securities	249	8	--	257

Available-for-sale:
Mortgage-backed securities:
GNMA Certificates	34,501	796	(1)	35,296

Total securities	$34,750	$804	$(1)	$35,553

December 31, 2013

Held-to-maturity:
Mortgage-backed securities:
GNMA Certificates	$256	$9	$--	$265
FNMA Certificates	52	2	--	54
FHLMC Certificates	11	1	--	12

Total held-to-maturity securities	319	12	--	331

Available-for-sale:
Mortgage-backed securities:
GNMA Certificates	37,254	701	(7)	37,948

Total securities	$37,573	$713	$(7)	$38,279

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

3.      INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of the mortgage-backed securities at December 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
December 31, 2014

Amounts maturing in:
One to five years	$249	$257	$29,945	$30,609
After five years through ten years	--	--	3,469	3,571
After ten years	--	--	1,087	1,116
	$249	$257	$34,501	$35,296

Securities with a carrying value of $34.6 million and $37.3 million were pledged to secure advances from the FHLB as of December 31, 2014 and 2013, respectively.

Investment in stock of the Federal Home Loan Bank of Dallas (FHLB) is carried at cost and is pledged to secure advances from the FHLB.  The balance at December 31, 2014 and 2013, is $3.0 million and $2.5 million, respectively.

Gross unrealized losses in investment securities at December 31, 2014 and 2013, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more, are as follows:

December 31, 2014

	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA Certificates	$581	$(1)	$--	$--	$581	$(1)

December 31, 2013

	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA Certificates	$1,417	$(7)	$--	$--	$1,417	$(7)

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

3.	INVESTMENT SECURITIES (Continued)

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

4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31 are summarized as follows:

	2014	2013
	(In thousands)
Real estate loans:
One-to-four family residential	$137,036	$130,422
Commercial real estate	57,487	52,979
Multi-family residential	7,271	5,462
Land	3,428	3,441
Residential construction	10,075	4,464

Total real estate loans	215,297	196,768

Other loans:
Home equity lines of credit	2,819	2,241
Consumer non-real estate loans	1,268	1,210
Commercial business loans	607	660

Total other loans	4,694	4,111

Total loans	219,991	200,879

Less:
Deferred loan fees	(388)	(263)
Allowance for loan losses	(1,397)	(1,351)

Net loans	$218,206	$199,265

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

In the ordinary course of business, the Company has granted loans to directors, officers and employees and their affiliates. Such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other customers.  Such loans amounted to approximately $1.6 million and $2.4 million at December 31, 2014 and 2013, respectively.

Activity in loans to directors, officers and employees was as follows:

	2014	2013
	(In thousands)

Balance at beginning of year	$2,407	$2,607

Add: New loans or advances	45	41
Less: Payments	(877)	(241)

Balance at end of year	$1,575	$2,407

Management segregates the loan portfolio into portfolio segments, which is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses.  The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.  The following tables set forth, as of December 31, 2014 and 2013, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually.  The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Year Ended December 31, 2014

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$548	$770	$14	$4	$15	$1,351
Charge-offs	(78)	(76)	--	--	--	(154)
Recoveries	--	--	--	--	--	--
Provision	48	141	12	(1)	--	200
Ending balance	$518	$835	$26	$3	$15	$1,397

Ending balance evaluated for impairment:
Individually	$--	$--	$--	$--	$--	$--
Collectively	$518	$835	$26	$3	$15	$1,397

Loans receivable:
Ending balance	$139,855	$68,186	$10,075	$607	$1,268	$219,991

Ending balance evaluated for impairment:
Individually	$1,322	$1,525	$--	$--	$--	$2,847
Collectively	$138,533	$66,661	$10,075	$607	$1,268	$217,144

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

4.	LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Year Ended December 31, 2013

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$578	$844	$9	$--	$5	$1,436
Charge-offs	(104)	(322)	--	--	(10)	(436)
Recoveries	91	104	--	--	--	195
Provision	(17)	144	5	4	20	156
Ending balance	$548	$770	$14	$4	$15	$1,351

Ending balance evaluated for impairment:
Individually	$30	$--	$--	$--	$--	$30
Collectively	$518	$770	$14	$4	$15	$1,321

Loans receivable:
Ending balance	$132,663	$61,882	$4,464	$660	$1,210	$200,879

Ending balance evaluated for impairment:
Individually	$1,655	$1,578	$--	$--	$--	$3,233
Collectively	$131,008	$60,304	$4,464	$660	$1,209	$197,645

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

4.      LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At December 31, 2014 and 2013, the credit quality indicators, disaggregated by class of loan, are presented in the following tables.

	December 31, 2014
	(In thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential	$131,737	$995	$4,304	$--	$137,036
Commercial real estate	56,462	243	782	--	57,487
Multi-family residential	6,144	--	1,127	--	7,271
Land	3,428	--	--	--	3,428
Residential construction	10,075	--	--	--	10,075
Home equity lines of credit	2,784	35	--	--	2,819
Consumer non-real estate loans	1,268	--	--	--	1,268
Commercial business loans	607	--	--	--	607
Total Loans	$212,505	$1,273	$6,213	$--	$219,991

	December 31, 2013
	(In thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
One-to-four family residential	$125,155	$1,004	$4,263	$--	$130,422
Commercial real estate	51,917	253	809	--	52,979
Multi-family residential	4,290	--	1,172	--	5,462
Land	3,441	--	--	--	3,441
Residential construction	4,464	--	--	--	4,464
Home equity lines of credit	2,206	35	--	--	2,241
Consumer non-real estate loans	1,201	--	9	--	1,210
Commercial business loans	660	--	--	--	660
Total Loans	$193,334	$1,292	$6,253	$--	$200,879

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

These classifications were the most current available as of December 31, 2014.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

4.     LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of December 31, 2014 and 2013:

Aged Analysis of Past Due Loans Receivable as of December 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
	(In thousands)
Mortgage Loans:
Permanent:
1 to 4 Family	$2,938	$1,218	$678	$4,834	$135,021	$139,855	$678
Multifamily	--	--	--	--	7,271	7,271	--
Commercial RE	243	--	--	243	57,244	57,487	--
Other	--	--	--	--	3,428	3,428	--
Construction-Residential	--	653	--	653	9,422	10,075	--
Nonmortgage Loans:
Commercial	--	--	213	213	394	607	213
Consumer	7	--	--	7	1,261	1,268	--
Total	$3,188	$1,871	$891	$5,950	$214,041	$219,991	$891

Aged Analysis of Past Due Loans Receivable as of December 31, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
	(In thousands)
Mortgage Loans:
Permanent:
1 to 4 Family	$2,969	$1,571	$1,359	$5,899	$126,764	$132,663	$1,148
Multifamily	--	--	--	--	5,462	5,462	--
Commercial RE	633	--	--	633	52,346	52,979	--
Other	14	65	--	79	3,362	3,441	--
Construction- Residential	--	--	--	--	4,464	4,464	--
Nonmortgage Loans:
Commercial	--	--	--	--	660	660	--
Consumer	6	--	--	6	1,204	1,210	--
Total	$3,622	$1,636	$1,359	$6,617	$194,262	$200,879	$1,148

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

4.     LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Loan Receivables on Nonaccrual Status

	December 31, 2014	December 31, 2013
	(In thousands)
Mortgage Loans
Permanent, Secured by
1 to 4 Family	$--	$337
Multifamily	--	1,172
Commercial RE	--	--

Total	$--	$1,509

A summary of the impaired loans by class of loans as of December 31, 2014 and 2013, is as follows:

Impaired Loans For the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With an allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$--	$--	$--	$--	$--
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$--	$--	$--	$--	$--

With no allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$1,322	$1,322	$--	$1,322	$72
Multifamily	1,127	1,127	--	1,127	69
Commercial RE	398	398	--	398	18
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$2,847	$2,847	$--	$2,847	$159

Total Impaired Loans:
Mortgage Loans
Permanent	$2,847	$2,847	$--	$2,847	$159
Construction	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--

	$2,847	$2,847	$--	$2,847	$159

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

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

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

4.     LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

The Company seeks to assist customers that are experiencing financial difficulty by renegotiating loans within lending regulations and guidelines.  The Company makes loan modifications primarily utilizing internal renegotiation programs through direct customer contact.  During the years ended December 31, 2014 and 2013, the concessions granted to certain borrowers included extending the payment due dates or maturities and lowering of the contractual interest rates.

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

The following tables summarize information relative to the loan modifications as of December 31, 2014 and 2013.  All of these loans are included in impaired loans as of December 31, 2014 and 2013.

December 31, 2014	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt restructurings
Mortgage Loans
Permanent	5	$2,875	$2,446
Construction	--	--	--
Nonmortgage Loans
Commercial	--	--	--
Consumer	--	--	--
Total Loans	5	$2,875	$2,446

December 31, 2013	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt restructurings
Mortgage Loans
Permanent	7	$3,114	$2,747
Construction	--	--	--
Nonmortgage Loans
Commercial	--	--	--
Consumer	--	--	--
Total Loans	7	$3,114	$2,747

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were issued.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

5.     ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31 is summarized as follows:

	2014	2013
	(In thousands)

Loans receivable	$919	$881
Investment securities	73	80

	$992	$961

6.     PREMISES AND EQUIPMENT

Premises and equipment, at cost, at December 31 are summarized as follows:

	2014	2013
	(In thousands)

Buildings	$5,981	$5,967
Leasehold improvements	572	572
Furniture, fixtures and equipment	1,117	1,095
	7,670	7,634
Less accumulated depreciation and amortization	(2,552)	(2,273)
	5,118	5,361
Land	2,863	2,863

	$7,981	$8,224

Depreciation and amortization of premises and equipment amounted to $277,000 and $278,000 in 2014 and 2013, respectively.

7.     DEPOSITS

Deposit account balances at December 31 are summarized as follows:

	2014	2013
	(In thousands)

NOW accounts
Interest bearing	$16,835	$18,264
Non-interest bearing	9,487	8,863
Money Market funds	9,762	10,601
Savings	27,699	27,784
Certificates of deposit	92,205	93,635

	$155,988	$159,147

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

7.     DEPOSITS (Continued)

Scheduled maturities of certificates of deposit at December 31, 2014, are summarized as follows:

Due In	Amount
(In thousands)

2015	$44,286
2016	11,001
2017	8,752
2018	5,157
2019 and thereafter	23,009
$92,205

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $41.9 million and $41.1 million at December 31, 2014 and 2013, respectively. The weighted average interest rate on deposits at December 31, 2014 and 2013, was 1.00% and 1.03%, respectively.  The Company held deposits of approximately $2.6 million and $2.5 million for related parties at December 31, 2014 and 2013, respectively.

8.     ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB)

The FHLB advances consisted of the following obligations at December 31, 2014 and 2013:

	2014	2013
Fixed Interest Rate	Amount	Amount
	(In thousands)

0.00% to 0.99%	$42,614	$27,671
1.00% to 1.99%	11,981	11,321
2.00% to 2.99%	--	--
3.00% to 3.99%	17,000	17,000
	$71,595	$55,992

Scheduled maturities of FHLB advances at December 31, 2014, are summarized as follows:

Due In	Amount
(In thousands)

2015	$25,000
2016	8,000
2017	27,149
2018	4,368
2019 and thereafter	7,078

$71,595

At December 31, 2014, the advances are secured by a blanket lien on the Bank’s mortgage loans of approximately $94.1 million, pledge of FHLB stock in the amount of $3.0 million and pledge of mortgage-backed securities with a carrying amount of approximately $34.6 million.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

8.     ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB) (Continued)

The Bank has an additional available borrowing capacity of approximately $57.1 million with the FHLB at December 31, 2014.

9.     INCOME TAXES

Income tax expense (benefit) for the years ended December 31 is summarized as follows:

	2014	2013
	(In thousands)

Current Taxes – Federal	$833	$355
Deferred Taxes	(80)	20

	$753	$375

Total income tax expense (benefit) differs from the amounts computed by applying the federal statutory rate of 34% to income before income taxes as a result of the following:

	2014		2013
	Amount	%	Amount	%
	(In thousands)
Expected income tax expense at statutory rate	$687	34%	$300	34%
Increase (decrease) in income taxes resulting from:
Non-deductible expenses	73	4%	72	7
Other adjustments	(7)	(1)%	3	1

	$753	37%	$375	42%

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

9.     INCOME TAXES (Continued)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that gave rise to the deferred tax asset or (liability) at December 31 relate to the following:

	2014	2013
	(In thousands)

Deferred loan fees	$132	$89
Deferred retirement agreements	290	284
Excess tax depreciation	(180)	(199)
Prepaid mortgage interest	4	6
FHLB stock basis difference	(64)	(62)
Bad debt difference Post 1987	367	508
	549	626
Unrealized gains on available-for-sale securities	(234)	(357)

Net Deferred Tax Asset	$315	$269

Retained earnings at December 31, 2014 and 2013, include approximately $2.6 million for which no deferred income tax liability has been recognized.  These amounts represent an allocation of income to bad debt deductions for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount is approximately $888,000 at December 31, 2014 and 2013.

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

10.   REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined).  As of December 31, 2014, management believes that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2014 and 2013, the most recent notification from the OCC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as adequately capitalized, the Bank would have to maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital ratios as disclosed in the table below.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014

Total Risk Based Capital
(to Risk Weighted Assets)	$39,720	23.96%	$10,263	8.00%	$12,828	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$38,323	23.11%	$5,133	4.00%	$7,699	6.00%
Tier 1 Capital
(to Adjusted Total Assets)	$38,323	14.10%	$9,822	4.00%	$12,278	5.00%
Tangible Capital
(to Adjusted Total Assets)	$38,323	14.10%	$3,683	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013

Total Risk Based Capital
(to Risk Weighted Assets)	$39,489	26.12%	$10,263	8.00%	$12,828	10.00%
Tier 1 Capital
(to Risk Weighted Assets)	$38,138	25.23%	$5,133	4.00%	$7,699	6.00%
Tier 1 Capital
(to Adjusted Total Assets)	$38,138	14.78%	$9,822	4.00%	$12,278	5.00%
Tangible Capital
(to Adjusted Total Assets)	$38,138	14.78%	$3,683	1.50%	N/A	N/A

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

10.    REGULATORY MATTERS (Continued)

A reconciliation of the Bank’s capital determined under accounting principles generally accepted in the United States of America to Tier 1 Capital and Total Risk Based Capital as of December 31, 2014, is as follows:

2014
(In thousands)

Capital Under GAAP	$38,777
Unrealized Gain on Available-for-Sale Securities	(454)

Tier 1 Capital	38,323
Allowance for Loan Losses	1,397

Total Risk Based Capital	$39,720

11.   STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Stockholder’s Equity of the Company includes the undistributed earnings of the Bank.  Distributions are paid by the Company from its assets, which are provided primarily by the distributions from the Bank.

Distributions are payable only out of retained earnings and current earnings of the Company.  Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash distributions.  Louisiana statues require approval to pay distributions in excess of a state bank’s earnings in the current year plus retained net profits for the preceding year.

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013:

	2014	2013
	(In thousands)

Unrealized Gain (Losses) on Securities:
Available for Sale:
Beginning Balance	$458	$706
Other Comprehensive Income (Loss)
Before Adjustments	100	(377)

Adjustments	(34)	129
Other Comprehensive Income (Loss), net of taxes	66	(248)

Ending Balance	$524	$458

12.   EMPLOYEE BENEFIT PLANS

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

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

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

Contributions to the plans charged to income for 2014 and 2013 amounted to $192,000 and $200,000, respectively. Contributions as a percentage of participants’ annual compensation amounted to 7% for both 2014 and 2013, respectively.

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

12.    EMPLOYEE BENEFIT PLANS (Continued)

The estimated present value of future benefits to be paid is being accrued over the period from the effective date of the agreements until the dates payments are expected to expire.  The expense incurred for this plan for the years ended December 31, 2014 and 2013, amounted to $93,000 for both years.  The accrued liability recorded for this plan was $854,000 and $836,000 at December 31, 2014 and 2013, respectively.

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

Compensation costs related to the ESOP were $186,000 and $174,000 for the years ended December 31, 2014 and 2013, respectively.  The fair value of the unearned ESOP shares, using the closing quoted market price per share as of year-end, was approximately $4.0 million and $3.1 million as of December 31, 2014 and 2013, respectively.  A summary of the ESOP share allocation as of December 31, 2014 and 2013, follows.

	2014	2013
Shares allocated, beginning of year	29,095	17,457
Shares allocated during the year	11,638	11,638
Allocated shares held by ESOP trust as of year end	40,733	29,095
Unallocated shares	192,027	203,665
Total ESOP shares	232,760	232,760

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

A summary of the status of the shares under the RRP as of December 31, 2014, and changes during the year is as follows:

12.   EMPLOYEE BENEFIT PLANS (Continued)

Recognition and Retention Plan - (Continued)

	December 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at the beginning of the year	69,231	$11.82
Granted	--	--
Forfeited	--	--
Released	12,331	11.82
Balance at the end of the period	56,900	$11.82

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012.  Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant.  During the year ended December 31, 2014, $145,000 in compensation expense was recognized.  As of December 31, 2014, approximately $509,000 in additional compensation expense will be recognized over the remaining average service period of approximately 4.3 years. Under the terms of the RRP, any unvested RRP awards will become fully vested upon change in control, such as the proposed merger with First NBC, resulting in the full recognition of any unrecognized expense.

Stock Options

In January 2012, the stockholders of State Investors Bancorp approved the adoption of the 2012 Stock Option Plan (the “Option Plan”).  The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire 290,950 shares of common stock with an exercise price no less than the fair market value on the date of the grant.  The Company granted 216,755 stock options on January 24, 2012, to certain officers, employees and directors of the Company at an exercise price of $11.82 per share, equal to the fair market value of the common stock on the grant date.  On January 24, 2014, the Compensation Committee granted 20,000 options to certain officers at an excise price of $15.99 per share.  The remaining 54,195 stock options are available for future grant.  All incentive stock options issued under the Option Plan are intended to comply with the requirements of Section 422 of the Internal Revenue Code.  Options will become vested and exercisable over a five to seven year period and are generally exercisable for a period of ten years after the grant date.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.  This model requires management to make certain assumptions, including the expected life of the option, the risk-free interest rate, expected volatility and the expected dividend yield.  The following assumptions were made in estimating fair values:

	2013	2014
Expected dividends	0%	0%
Expected volatility	13.35%	16.61%
Risk-free interest rate	2.08%	2.75%
Expected term (in years)	10	10

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

12.  EMPLOYEE BENEFIT PLANS (Continued)

Stock Options - (Continued)

A summary of option activity under the Company’s Option Plan as of December 31, 2014, and changes during the year is as follows:

	December 31, 2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	216,173	$11.82	$3.11
Granted	20,000	15.99	5.22
Exercised	(4,156)	16.06	3.11
Forfeited	--	--	--
Outstanding at the end of the year	232,017	$12.10	$3.29
Exercisable at the end of the year	95,907	$11.98	$3.19

During the year ended December 31, 2014, $102,000 in compensation expense was recognized.  As of December 31, 2014, approximately $437,000 in additional compensation expense will be recognized over the remaining average service period of approximately 4.3 years. Under the terms of the Option Plan, any unvested options will become fully vested upon change in control, such as the proposed merger with First NBC, resulting in the full recognition of any unrecognized expense.

13.  MUTUAL TO STOCK CONVERSION

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

14.   EARNINGS PER SHARE

Earnings per common share was computed based on the following:

	Years ended December 31,
	2014	2013
	(in thousands, except per share data)
Numerator
Income applicable to common shares	$1,267	$508
Denominator
Weighted average common shares outstanding	2,327	2,489
Effect of dilutive securities	85	58
Weighted average common shares outstanding – assuming dilution	2,412	2,547
Earnings per common share	$0.54	$0.20
Earnings per common share - assuming dilution	$0.53	$0.20

15.   COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Bank has various outstanding commitments that are not reflected in the accompanying financial statements.  The principal commitments of the Bank are as follows:

Lease Commitment:

At December 31, 2014, the Bank is contracted on a month to month basis on its location on Harrison Avenue in the city of New Orleans. Total rental expense was approximately $30,000 for each of the years ended December 31, 2014 and 2013.

Loan Commitments:

At December 31, 2014, the Bank had outstanding commitments to originate fixed-rate loans in the amount of $1.9 million.  The Bank also had commitments for unused lines of credit of $3.7 million and undisbursed portion of loans in process of $3.0 million at December 31, 2014.

Borrowings:

At December 31, 2014, the Bank had unused borrowing capacity of approximately $57.1 million with the Federal Home Loan Bank.  Additionally, the Bank has a Master Purchase Agreement with First National Bankers’ Bank (FNBB) whereby the Bank may purchase federal funds from FNBB in an amount not to exceed $14.0 million.

Other:

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management and counsel, the disposition or ultimate resolution of such proceedings would not have a material adverse effect on the Bank’s financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

16.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Balance Sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the notional amount which was $5.0 million at December 31, 2014.  The Bank uses the same credit policies in making commitments to extend credit as it does for on-balance sheet instruments.

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

17.   CONCENTRATION OF CREDIT RISK

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

18.   FAIR VALUES OF FINANCIAL INSTRUMENTS

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

●	Level 3 - Includes unobservable inputs and should be used only when observable inputs are unavailable.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

18.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2014 and 2013.  The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

	Fair Value at Reporting Date Using
December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Available-for-sale:
Mortgage Backed Securities	$35,296	$--	$35,296	$--

	Fair Value at Reporting Date Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Available-for-sale:
Mortgage Backed Securities	$37,948	$--	$37,948	$--

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

18.   FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

	Fair Value at Reporting Date Using
December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets
Impaired Loans	$2,847	$--	$2,847	$--

	Fair Value at Reporting Date Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets
Impaired Loans	$3,204	$--	$3,204	$--

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

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

18.   FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

The estimated approximate fair values of the Company’s financial instruments as of December 31, 2014 and 2013, are as follows:

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and Short-Term Investments	$5,212	$5,212	$5,212	$--	$--
Investment Securities
Available-for-sale	35,296	35,296	--	35,296	--
Investment Securities
Held-to-maturity	249	257	--	257	--
Loans – Net	218,206	222,000	--	--	222,000

Financial Liabilities:
Deposits	$155,988	$148,000	$--	$--	$148,000
FHLB Borrowings	71,595	72,000	--	72,000	--

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

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

19.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial statements of State Investors Bancorp, Inc. (parent company only) are shown below. The parent company has no significant operating activities.  The balance sheets, statements of income and cash flows as of and for the years ended December 31, 2014 and December 31, 2013, are shown.

CONDENSED BALANCE SHEETS
	December 31,
	2014	2013
	(In thousands)
ASSETS

Cash - non-interest bearing	$2,934	$2,846
Investment in subsidiary	38,779	38,526
Other assets	356	230

TOTAL ASSETS	$42,069	$41,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$36	$36

Stockholders’ Equity	42,033	41,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,069	$41,602

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

19.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME
For the years ended December 31, 2014 and December 31, 2013

	2014	2013
	(In thousands)
OPERATING INCOME:
Interest on investment securities	$--	$--

TOTAL OPERATING INCOME	--	--

OPERATING EXPENSES:
Salaries and employee benefits	453	450
Other	82	81

TOTAL OPERATING EXPENSES	535	531

LOSS BEFORE INCOME TAXES AND INCREASE IN EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	(535)	(531)

INCOME TAX BENEFIT	126	128

LOSS BEFORE INCREASE IN EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	(409)	(403)

INCREASE IN EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDARY	1,676	911

NET INCOME	$1,267	$508

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

19.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014 and December 31, 2013

	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,267	$508
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash compensation	435	448
Increase in equity in net income of subsidiary	(1,676)	(911)
Increase in other assets	(126)	(128)
Dividend from subsidiary	1,489	--

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,389	(83)

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of treasury stock	(1,301)	(2,643)

NET CASH USED IN FINANCING ACTIVITIES	(1,301)	(2,643)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	88	(2,728)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,846	5,572

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,934	$2,846

20.           MERGER AGREEMENT WITH FIRST NBC BANK HOLDING COMPANY

On December 30, 2014, the Company and First NBC entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which the Company will merge with and into First NBC (the “Merger”). Promptly following consummation of the Merger, it is expected that the Bank will merge with and into First NBC Bank (the “Bank Merger”). The Merger is expected to be completed during the second quarter of 2015.

Under the terms of the Merger Agreement, upon consummation of the Merger, shareholders of the Company will receive $21.25 for each share of the Company’s common stock they own. The Merger Agreement also provides that all options to purchase Company stock which are outstanding and unexercised immediately prior to the closing under the Company’s Option Plan shall be cancelled and converted into the right to receive cash in the amount of $21.25 minus the exercise price of the option.

The Merger Agreement contains (a) customary representations and warranties of the Company and First NBC, including, among others, with respect to corporate organization, capitalization, corporate authority, third party and governmental consents and approvals, financial statements, and compliance with applicable laws, (b) covenants of the Company to conduct its business in the ordinary course until the Merger is completed; and (c) covenants of the Company and First NBC not to take certain actions. The Company has also agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning, or provide confidential information in connection with, any alternative transactions.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

20.           MERGER AGREEMENT WITH FIRST NBC BANK HOLDING COMPANY (continued)

Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by shareholders of the Company, governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, and absence of a material adverse effect.

The Merger Agreement also contains certain termination rights for the Company and First NBC, as the case may be, applicable upon the occurrence or non-occurrence of certain events. If the Merger is not consummated under certain circumstances, the Company has agreed to pay First NBC a termination fee of $1.75 million.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

(a)           As of December 31, 2014, our management evaluated, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors. Our Articles of Incorporation provide that the Board of Directors shall be divided into three classes as nearly equal in number as possible.  The directors are elected by our shareholders for staggered terms and until their successors are elected and qualified.  No director is related to any other director or executive officer by blood, marriage or adoption.

The following table presents information concerning our directors, all of whom also serve as directors of State-Investors Bank. Ages are reflected as of March 4, 2015.

Name	Age and Principal Occupation During the Past Five Years/Public Directorships
Jules G. Albert, Jr.
Director. Owner and manager of a condominium development. Retired owner of Jules Albert Construction, L.L.C., Metairie, Louisiana. Member of the Audit Committee and Chairman of the Nominating and Corporate Governance Committee.

Mr. Albert brings extensive knowledge of the local construction industry in the New Orleans metropolitan area to the Board. Director since 1968. Age 87.

Joseph J. Lepow
Director. Attorney in Metairie, Louisiana since 1980. Chairman of the Audit Committee and member of the Compensation Committee.

Mr. Lepow brings extensive knowledge of and contacts with local government to the Board. Director since 2008. Age 61.

Sanford R. Maslansky
Director. Chief Financial Officer of the Better Business Bureau of Southeast Louisiana in New Orleans, Louisiana since 1992. Chairman of the Compensation Committee and member of the Audit Committee.

Mr. Maslansky brings significant ties to and knowledge of the local business community to the Board. Director since 2011. Age 80.

Daniel M. McGowan
Director. Chief Financial Officer of State Investors Bancorp since April 2011. Director, Chief Financial Officer of State-Investors Bank since 1995.  Prior thereto, Mr. McGowan served as Comptroller and in various other positions with State-Investors Bank since August 1983.

Mr. McGowan brings substantial institutional and financial knowledge to the Board, having served in various capacities at State-Investors Bank for over 30 years.  Director since 2000. Age 54.

Anthony S. Sciortino
Chairman of the Board, President and Chief Executive Officer of State Investors Bancorp since April 2011. Chairman of the Board of State-Investors Bank since 2008. President and Chief Executive Officer of State-Investors Bank since December 1985 and April 2005, respectively. Member of the Board of Directors of the Federal Home Loan Bank of Dallas from 2003 to December 1, 2013.

Mr. Sciortino brings substantial institutional knowledge and banking expertise to the Board having served at State-Investors Bank in various capacities for more than 40 years. Age 67.

Dalton L. Woolverton
Director. Retired mechanical engineer and President of Rumold Construction, Inc., a general contractor, New Orleans, Louisiana. Prior thereto, construction manager, Moses Engineers, New Orleans, Louisiana. Director of Administration for the law firm of Deutsch, Kerrigan & Stiles, New Orleans, Louisiana from 1989 to 1993. Member of the Audit Committee and Nominating and Corporate Governance Committee.

Mr. Woolverton brings substantial business experience and knowledge of the local construction industry to the Board. Director since 1971. Age 76.

Executive Officers Who Are Not Also Directors of State Investors Bancorp.  Set forth below is certain information with respect to current executive officers of State Investors Bancorp and/or State-Investors Bank who are not also directors.  Ages are reflected as of March 4, 2015.

Stephen O. Carriere, age 51 years, has served as Executive Vice President-Chief Credit Officer, Compliance and CRA Officer of State-Investors Bank since May 1981. Member of the Board of Directors of State-Investors Bank.

Christopher G. Pike, age 59 years, has served as Senior Vice President and Chief Lending Officer of State-Investors Bank since 1983.

Angelle S. Reeves, age 42 years, has served as Vice President of State-Investors Bank since 1998, responsible for financial reporting. Member of the Board of Directors of State-Investors Bank.

Anthony S. Sciortino, Jr., age 35 years, has served as Senior Vice President since May 2014, Chief Operating Officer since 2012 and Director of the Information Technology Department since 2011.

Our executive officers are elected annually and hold office until their successors have been elected and qualified or until death, resignation or removal by the board of directors.

Audit Committee.  State Investors Bancorp has a standing Audit Committee that reviews with management and our independent registered public accounting firm State Investors Bancorp’s systems of internal controls, reviews our annual financial statements, including the Form 10-K and monitors State Investors Bancorp’s adherence to generally accepted accounting principles in our accounting and financial reporting.  The Audit Committee is currently comprised of four directors, Messrs. Albert, Maslansky, Woolverton and Lepow, who is Chairman, all of whom are independent directors as defined in the Nasdaq’s rules and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has not identified a member of the Audit Committee who meets the Securities and Exchange Commission’s definition of audit committee financial expert. The Board of Directors believes that the Audit Committee members have sufficient expertise to fulfill their fiduciary duties.

Code of Ethics.   State Investors Bancorp maintains a comprehensive Code of Ethics for Employees, Officers and Directors which requires that our directors, officers and employees avoid conflicts of interest; maintain the confidentiality of information relating to State-Investors Bank and its customers; engage in transactions in the common stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that they conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of State Investors Bancorp.  Our separate Code of Ethics for Senior Financial Officers specifically imposes standards of conduct on our chief executive officer, chief financial and accounting officer and other persons with financial reporting responsibilities who are identified in regulations issued by the U.S. Securities and Exchange Commission dealing with corporate codes of conduct.

Our directors, officers and employees are required to affirm in writing that they have reviewed and understand the Code of Ethics.  Copies of our Code of Ethics and Code of Ethics for Senior Financial Officers are available on our website at http://www.stateinvestors.com under the “Investor Relations” heading.  In accordance with the requirements of the Securities and Exchange Commission’s Form 8-K, we will disclose on Form 8-K the nature of any amendments to the Code of Ethics for Senior Financial Officers (other than technical, administrative, or other non-substantive amendments), our approval of any material departure from a provision of the Code of Ethics for Senior Financial Officers, and our failure to take action within a reasonable period of time regarding any material departure from a provision of this Code of Ethics for Senior Financial Officers that has been made known to any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors, and persons who own more than 10% of State Investors Bancorp’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  We know of no person who owns 10% or more of State Investors Bancorp’s common stock.

Based solely on our review of the copies of such forms furnished to us, or written representations from our officers and directors, we believe that during, and with respect to, the fiscal year ended December 31, 2014, our officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the Securities Exchange Act of 1934, except that Messrs. Sciortino and Carriere were late reporting one transaction each on Form 4 and Mr. McGowan was late reporting two transactions on Form 4.

Director Nominees. There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Item 11.  Executive Compensation.

Director Compensation Table.  The following table sets forth total compensation paid to directors of State Investors Bancorp during fiscal 2014, other than Messrs. Sciortino and McGowan whose compensation is set forth below under “— Summary Compensation Table.”

Name	Board/Committee Fees Earned or Paid in Cash	All Other Compensation(1)	Total(2)
Jules G. Albert, Jr.	$18,500	$1,000	$19,500
Joseph J. Lepow	18,500	8,300	26,800
Sanford R. Maslansky	18,500	1,000	19,500
Mahlon L. Oustalet(3)	7,000	--	7,000
Dalton L. Woolverton	17,500	1,000	18,500

(1)	Consists of holiday bonus paid in December 2014 for all directors and for Mr. Lepow, $7,300 accrued for his benefit under the supplemental retirement plan.

(2)
As of December 31, 2014, our non-employee directors, other than Mr. Maslansky, had 1,397 shares subject to outstanding restricted stock awards and each of our non-employee directors other than Messrs. Lepow and Maslansky had 7,274 option grants. Mr. Maslansky had 700 unvested stock awards and 2,328 stock options and Mr. Lepow had 5,819 stock options as of December 31, 2014.

(3)	Mr. Oustalet was deceased on August 2, 2014.

Narrative to Director Compensation Table. During fiscal 2014, each director of State Investors Bancorp received fees of $1,000 per board meeting, attended, and $150 per committee meeting, attended, if held on a date other than that of a regular board meeting, including for service on the Board and committees of State-Investors Bank. During fiscal 2014, each director received a holiday bonus of $1,000.

Retirement Plan for Non-Employee Directors. State Investors Bank maintains a 2009 Supplemental Retirement Plan for Non-Employee Directors for our non-employee directors other than Mr. Maslansky who joined the Board of Directors after the plan was adopted. The plan provides that upon retirement after reaching age 65, with 15 years of service, each participating non-employee director will receive an annual supplemental retirement benefit equal to $7,500 payable in equal annual installments for ten (10) consecutive years, if the covered director is 100% vested. In the event of a participant’s separation from service prior to becoming 100% vested, the participant would be entitled to receive his accrued amount payable in a lump sum.  In the event of a director’s separation from service within two years following a change in control, the director shall receive the full supplemental retirement benefit payable in 10 equal annual installments.  In the event of a participant’s death after separation from service but prior to the receipt of 10 annual installments, any remaining installment payments shall be paid to the participant’s beneficiary until all 10 installments have been paid.  If a participant dies while in active service, the full supplemental retirement benefit will be payable to his beneficiary in a lump sum.  All non-employee directors were 100% vested as of the effective date, except for Mr. Lepow. As of the date of this Form 10-K, Mr. Lepow is 50% vested and is vesting at the rate of 10% per year on each June 30.

Summary Compensation Table.  The following table shows the compensation paid to our President and Chief Executive Officer and two other most highly compensated executive officers for the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus	All Other Compensation(1)	Total
Anthony S. Sciortino	2014	$173,250	$66,400	$159,430	$399,080
President and Chief Executive Officer	2013	173,250	66,400	150,643	390,293
Daniel McGowan	2014	118,750	39,500	55,361	213,611
Chief Financial Officer	2013	118,750	39,500	49,033	207,283
Stephen O. Carriere	2014	103,750	34,500	43,128	181,378
Executive Vice President, Compliance	2013	103,750	34,500	41,070	179,320

(1)
All other compensation does not include amounts attributable to other miscellaneous benefits.  The costs to State Investors Bancorp of providing such benefits during fiscal 2014 did not exceed $10,000 Includes for Messrs. Sciortino, McGowan and Carriere the fair market value of the shares of State Investors Bancorp common stock allocated to their employee stock ownership plan accounts during fiscal 2014 based on a closing price of $20.72 on December 31, 2014, directors’ and committee fees of $18,500, $18,500 and $16,000 for Messrs. Sciortino, McGowan and Carriere, respectively, a director’s holiday bonus of $1,000, matching and profit sharing contributions under State-Investors Bank’s 401(k) retirement plan of $26,454, $17,471 and $12,318 for Messrs. Sciortino, McGowan and Carriere, respectively and life insurance premiums.  Also includes for Mr. Sciortino, $86,000 accrued under his supplemental executive retirement agreement.

Narrative to Summary Compensation Table. The Board of Directors approved base salaries in 2014 for Messrs. Sciortino, McGowan and Carriere of $173,250, $118,750 and $103,750, respectively, which remained the same from 2013 levels. The dollar amount of total salary was based on the Board’s perception of the local market for compensation and was intended to ensure that we remain competitive in attracting and retaining qualified executive officers. State Investors Bancorp does not maintain a written bonus plan, although we have historically paid bonuses to our employees. All other compensation for Mr. Sciortino includes $86,000 accrued under his supplemental executive retirement agreement during the year ended December 31, 2014.

Employment Agreements.  State Investors Bancorp and State-Investors Bank each entered into separate employment agreements with Messrs. Sciortino and McGowan and State-Investors Bank entered into an employment agreement with Anthony S. Sciortino, Jr.  Pursuant to the agreements, Messrs. Sciortino, McGowan and Sciortino, Jr. serve as President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Senior Vice President and Chief Operations Officer, respectively, for a term of three years (two in the case of Mr. Sciortino, Jr.). The employment agreements provide for minimum base salaries of $173,250, $118,750 and $95,000 for Messrs. Sciortino, McGowan and Sciortino, Jr., respectively.

The employment agreements are terminable with or without cause by State Investors Bancorp or State-Investors Bank.  The employment agreements provide that in the event of an involuntary termination of employment (including a termination by Messrs. Sciortino, McGowan or Sciortino, Jr. for “good reason” before or following a change in control of State Investors Bancorp or State-Investors Bank, including a material change in the executive’s position, salary or duties without his consent) other than for cause, each of Messrs. Sciortino, McGowan and Sciortino, Jr. would be entitled to (1) an amount of cash severance which is equal to three times (two times in the case of Mr. Sciortino, Jr.) the sum of his base salary as of the date of termination plus his prior year’s bonus and (2) continued participation in certain employee benefit plans, including life, health and disability plans, until the earlier of 36 months (24 months in the case of Mr. Sciortino, Jr.) or the date the executive receives substantially similar benefits from full-time employment with another employer.  The new termination and release agreements discussed below under “- Termination and Release Agreements” cover the rights of Messrs. Sciortino and McGowan and the payments and benefits to be received under their employment agreements in connection with the proposed merger with First NBC.

The employment agreements with State-Investors Bank provide that in the event any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code, then such payments and benefits received thereunder shall be reduced by the minimum amount necessary to result in no portion of the payments and benefits being non-deductible by State-Investors Bank for federal income tax purposes.  Parachute payments generally are payments equal to or greater than three times the executive’s base amount, which is defined to mean the executive’s average annual compensation from the employer includable in the executive’s gross income during the most recent five taxable years ending before the year in which a change in control of the employer occurs.  Recipients of parachute payments are subject to a 20% excise tax on the amount by which such payments exceed the base amount, in addition to regular income taxes, and payments in excess of the base amount are not deductible by the employer as compensation expense for federal income tax purposes.

The employment agreements with State Investors Bancorp provide that severance payments payable to Messrs. Sciortino and McGowan by State Investors Bancorp shall include the amount by which the severance benefits payable by State-Investors Bank are reduced as a result of Section 280G of the Internal Revenue Code, if the parachute payments exceed 105% of three times the executive’s “base amount” as defined in Section 280G of the Internal Revenue Code.  If the parachute payments are not more than 105% of the amount equal to three times the executive’s base amount, the severance benefits payable by State Investors Bancorp will be reduced so they do not constitute “parachute payments” under Section 280G of the Internal Revenue Code.  If the total parachute payments exceed 105% of three times the executive’s base amount, then the agreements with State Investors Bancorp provide that State Investors Bancorp shall reimburse Messrs. Sciortino and McGowan for any resulting excise taxes payable by them, plus such additional amount as may be necessary to compensate them for the payment of state and federal income, excise and other employment-related taxes on the additional payments.  Under the employment agreements, the executive’s compensation, benefits and expenses will be paid by State Investors Bancorp and State-Investors Bank in the same proportion as the time and services actually expended by the executives on behalf of each company.

Termination and Release Agreements.  In accordance with the merger agreement and in connection with the merger, First NBC, First NBC Bank, State Investors Bancorp and State-Investors Bank will enter into separate termination and release agreements (the “separation agreements”) with Anthony S. Sciortino, our President and Chief Executive Officer, and Daniel McGowan, our Chief Financial Officer.  The separation agreements provide for the executive’s separation from service with State Investors Bancorp and State-Investors Bank upon completion of the merger. The separation agreements specify the amount of cash severance to be paid to the executive upon completion of the merger, provide for the continuation of insurance benefits as specified in each executive’s current employment agreement, and retain each executive’s right to a Section 280G gross-up payment in the event such payment is subsequently deemed triggered. The separation agreements also provide for the release of any claims against State Investors Bancorp, First NBC and their subsidiaries, affiliates, directors, officers, employees and others. In the event the merger is terminated for any reason, the separation agreements will become null and void.

Retirement Benefits

Retirement benefits are an important element of a competitive compensation program for attracting senior executives, especially in the financial services industry. Our executive compensation program currently includes a 401(k) profit sharing plan which enables our employees to supplement their retirement savings with elective deferral contributions and with matching and discretionary contributions by us, and an employee stock ownership plan that allows participants to accumulate retirement benefits in the form of employer stock at no current cost to the participant. We also maintain a Supplemental Executive Retirement Plan for the benefit of Mr. Sciortino.

401(k) Plan.  State-Investors Bank sponsors the State-Investors Bank 401(k) Plan which is a qualified, tax-exempt defined contribution plan with a salary deferral feature.  An employee of State-Investors Bank is eligible to become a participant in the plan after reaching age 21 and completing one year of employment in which the employee completed at least 1,000 hours of service.

Under the 401(k) plan, participants are permitted to make salary reduction contributions (in whole percentages) in any amount up to the maximum percentage of compensation allowed by law ($17,500 for 2014).  Participants who are age 50 or older are permitted to make “catch up” contributions to the plan up to $5,500 (for 2014, as indexed annually). State-Investors Bank currently contributes a matching contribution amount equal to 100% of the first 3.0% of the participant’s elective deferral, plus 50% of the next 2.0% of the participant’s elective deferral.  State-Investors Bank may also make a discretionary, fully-vested profit sharing contribution to the 401(k) Plan which historically has been determined on the basis of a fixed percentage of participants’ compensation.

Employee Stock Ownership Plan.  In July 2011, we established an employee stock ownership plan for our eligible employees. The employee stock ownership plan acquired 232,760 shares of State Investors Bancorp’s common stock equal to 8.0% of the shares sold in the offering. The employee stock ownership plan utilized a $2.3 million loan from State Investors Bancorp to acquire the common stock. The loan to the employee stock ownership plan has a term of 20 years and shares are released for allocation to employees’ accounts as the debt service payments are made.

Shares released from the suspense account are allocated to each eligible participant’s plan account pro rata based on compensation.  Forfeitures may be used for the payment of expenses or be reallocated among the remaining participants. Participants become 100% vested after three years of service. Participants also become fully vested in their account balances upon a change in control (as defined), death, disability or retirement.  Benefits may be payable upon retirement or separation from service.

Supplemental Executive Retirement Agreement. State-Investors Bank maintains a Supplemental Executive Retirement Agreement for the benefit of Mr. Sciortino, Chairman, President and Chief Executive Officer. Under the agreement, after attaining the age of 72, and following his retirement, Mr. Sciortino will receive an annual benefit of $100,000 for 10 years.  In the event of his retirement prior to reaching age 72, Mr. Sciortino shall receive his accrued benefit payable in a lump sum.  In the event of his separation from service within two years following a change in control, Mr. Sciortino shall receive his full supplemental retirement benefit payable in 10 equal annual installments.  In the event of his death, after retirement, but before all payments have been made, any remaining benefits will be paid to Mr. Sciortino’s beneficiaries until all 10 annual installments have been made.  In the event of his death while in active service after attaining age 72, his beneficiaries would receive a lump sum payment. As of the date of this proxy statement, Mr. Sciortino is 70% vested in his benefits under the plan and is vesting at 5% per year on each June 30.

Stock Benefit Plans

In January 2012, shareholders approved our 2012 Stock Option Plan and our 2012 Recognition and Retention Plan and Trust Agreement. As of the date hereof, options to acquire up to 236,755 shares of common stock of State Investors Bancorp have been granted to employees and non-employee directors and 54,195 are available for future grants pursuant to the terms of the 2012 Stock Option Plan. Awards of 81,462 shares of common stock of State Investors Bancorp have been made to employees and non-employee directors and 34,918 shares are available for future awards, pursuant to the terms of the 2012 Recognition and Retention Plan and Trust Agreement. During the time these plans remain in effect, the aggregate grants of options and restricted stock awards to each employee and each non-employee director shall not exceed 25% and 5%, respectively, of the shares of common stock initially available under the plans, and options and restricted stock awards granted to all non-employee directors in the aggregate may not exceed 30% of the number of options or shares initially available under these plans.

Outstanding Equity Awards at Fiscal Year-End.  State Investors Bancorp made awards of restricted stock and grants of stock options during fiscal 2012 to its executive officers and other employees, which began vesting in 2013. The table below sets forth outstanding equity awards at December 31, 2014 to our named executive officers.
	Option Awards				Stock Awards
	Number of Securities				Number of	Market Value of
	Underlying			Option	Shares or Units	Shares or Units of
	Unexercised Options		Exercise	Expiration	of Stock That	Stock That Have Not
Name	Exercisable	Unexercisable	Price	Date(1)	Have Not Vested	Vested(2)

Anthony S. Sciortino	20,782	51,955	$11.82	1/24/2022	20,783	$430,624
Daniel McGowan	5,818	14,548	$11.82	1/24/2022	8,314	172,266
Stephen O. Carriere	4,156	10,391	$11.82	1/24/2022	4,157	86,133

(1)	Granted pursuant to our 2012 Stock Option Plan and vesting at a rate of 14.285% per year, commencing on January 24, 2013.

(2)
Calculated by multiplying the closing market price of our common stock on December 31, 2014, which was $20.72, by the applicable number of shares of common stock underlying the executive officer’s stock awards.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management. The following table sets forth as of March 4, 2015, certain information as to the common stock beneficially owned by (a) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, who or which was known to us to be the beneficial owner of more than 5% of the issued and outstanding common stock, (b) the directors and director nominees of State Investors Bancorp, (c) named executive officers of State Investors Bancorp, and (d) all directors and executive officers of State Investors Bancorp as a group.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership as of March 4, 2015(1)		Percent of Common Stock
5% Shareholders:
Brown Trout Management, LLC 311 South Wacker Drive, Suite 6025 Chicago, Illinois 60606	141,283	(2)	6.1%

Michael T. O’Brien Deerhill Management, LLC Deerhill Pond GP, LLC 29 Deerhill Drive Ho-Ho-Kus, New Jersey 07423	121,151	(3)	5.2%

Sandler O’Neill Asset Management LLC 150 East 52nd Street, 30th Floor New York, New York 10022	232,300	(4)	9.9%

State-Investors Bank Employee Stock Ownership Plan Trust 1041 Veterans Boulevard Metairie, Louisiana 70005	232,760	(5)	9.9%

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership as of March 4, 2015(1)		Percent of Common Stock	Options Exercisable Within 60 Days	Recognition and Retention Plan(6)
Directors:
Jules G. Albert, Jr.	23,295	(7)	1.0%	4,362	932
Joseph J. Lepow	30,316	(8)	1.3%	3,489	932
Sanford R. Maslansky	12,910	(9)	*	1,164	468
Daniel McGowan	44,722	(10)	1.9%	8,727	6,652
Anthony S. Sciortino	101,564	(11)	4.3%	31,173	16,627
Dalton L. Woolverton	33,989		1.5%	4,362	932

Other Named Executive Officer:
Stephen O. Carriere	40,040	(12)	1.7%	6,234	3,326

All Directors and Executive Officers as a Group (10 persons)	375,681	(13)	15.5%	80,213	37,849

*	Represents less than 1% of outstanding common stock.

(Footnotes continued on the following page)

88

(1)
Based upon filings made pursuant to the Securities Exchange Act of 1934 and information furnished by the respective individuals.  Under regulations promulgated pursuant to the Securities Exchange Act of 1934, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares.  Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares and none of the shares are pledged.  Shares of common stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of common stock owned by any other person or group.

(2)
Based on a Schedule 13G filed with the SEC on January 26, 2015 by (i) Brown Trout Management, LLC, an Illinois limited liability company (“BTM”) with respect to 141,283 shares beneficially owned by Chicago Capital Management, LP (“CCM”) an Illinois limited partnership of which BTM is the general partner and a separate account (“Separate Account”) which BTM manages, and (ii) Steven R. Gerbel, managing member of BTM, with respect to 141,283 shares beneficially owned by CCM and the Separate Account. BTM and Mr. Gerbel report shared voting and dispositive power over the 141,283 shares.

(3)
Based on a Schedule 13G filed with the SEC on December 31, 2014 by (i) Deerhill Management, LLC, a New Jersey limited liability company (“DM”) with respect to 103,151 shares held by certain clients of DM, (ii) Deerhill Pond GP, LLC, a New Jersey limited liability company (“DPGC”), with respect to 103,151 shares, and (iii) Michael T. O’Brien managing member of DM, with respect to 103,151 shares beneficially owned by DM and 18,000 shares held in two IRA accounts and 8,600 shares held in a trust account for his wife and children. Mr. O’Brien has sole voting and dispositive power over the 18,000 shares held in his IRAs and shared dispositive power over 121,151 shares.

(4)
Based on a Schedule 13G filed with the SEC on February 12, 2014 by (i) Sandler O’Neill Asset Management LLC, a New York limited liability company (“SOAM”) with respect to 232,300 shares held by certain clients of SOAM, (ii) SOAM Holdings, LLC, a Delaware limited liability company (“Holdings”), with respect to 172,700 shares beneficially owned by certain partnerships, of which Holdings is the general partner, and (iii) Terry Maltese, managing member of SOAM, with respect to 232,300 shares beneficially owned by SOAM.

(5)
As of December 31, 2014, 40,733 shares were allocated to participants in the State-Investors Bank Employee Stock Ownership Plan Trust (“ESOP”) and 192,027shares were unallocated and held in the ESOP trust for future allocation to the accounts of participating employees.  Amounts held by the plan trustees, Messrs. Daniel McGowan and Anthony S. Sciortino, Jr., exclude the shares held in the ESOP trust other than those shares specifically allocated to Messrs. McGowan and Sciortino, Jr.  Under the terms of the ESOP, the plan trustees vote all allocated shares in accordance with the instructions of the participating employees.  Any unallocated shares are generally required to be voted by the plan trustees in the same manner that the majority of the allocated shares have voted.

(6)
Reflects unvested shares awarded pursuant to the 2012 Recognition and Retention Plan to executive officers and directors which vest at a rate of 14.285% and 20% per year, respectively, but over which the directors and executive officers do not have current voting or investing power.

(7)	Includes 7,032 shares held in Mr. Albert’s individual retirement account.

(8)	Includes 23,500 shares held by Mr. Lepow’s spouse.

(9)	The 10,000 shares are held by Mr. Maslansky’s spouse.

(10)
Includes 25,101.4679 units of common stock held in Mr. McGowan’s account in the State-Investors Bank 401(k) Plan; however, Mr. McGowan had voting power over 23,408 shares in the 401(k) Plan, 3,021.0527shares allocated to Mr. McGowan’s account in the employee stock ownership plan, 100 shares held jointly with Mr. McGowan’s children and 100 shares held as custodian for his children.

(11)
Includes 38,695.6342 units of common stock held in Mr. Sciortino’s account in the State-Investors Bank 401(k) Plan; however, Mr. Sciortino had voting power over 36,085 shares in the 401(k) Plan.  Also includes 3,819 shares held by Mr. Sciortino’s spouse and 4,599.2475 shares allocated to Mr. Sciortino’s account in the employee stock ownership plan.

(12)
Includes 27,315.8059 shares held in Mr. Carriere’s account in the State-Investors Bank 401(k) Plan; however, Mr. Carriere had voting power over 25,473 shares in the 401(k) Plan and 2,653.7182 shares allocated to Mr. Carriere’s account in the employee stock ownership plan.

(13)
Includes an aggregate of 141,051.5832 units held in the State-Investors Bank 401(k) Plan on behalf of the executive officers and 17,235.5036 shares allocated to the accounts of all executive officers as a group in the employee stock ownership plan.

Equity Compensation Plan Information. The following table provides information as of December 31, 2014 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2012 Stock Option Plan and 2012 Recognition and Retention Plan, which were approved by our shareholders.

Number of Securities
	Number of Securities to be	Weighted-Average	Remaining Available for
	Issued Upon Exercise of	Exercise Price of	Future Issuance Under Equity
	Outstanding Options,	Outstanding	Compensation Plans
	Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	298,217	11.82	109,113
Equity compensation plans not approved by security holders	--	--	--

Total	298,217	11.82	109,113

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.  During fiscal 2014, State Investors Bancorp has had, and expects to have in the future, banking transactions, including loans, with its directors and officers, and other related parties.  These loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to State-Investors Bank.  The loans do not involve more than the normal risk of collectability or present other unfavorable features.  None of these loans are disclosed as non-accrual, past due, restructured or potential problem loans.  Under State Investors Bancorp’s Audit Committee Charter, the Audit Committee is required to review and approve all related party transactions, as described in Item 404 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission.

Director Independence.  Our Board of Directors has determined that Messrs. Lepow, Maslansky, Woolverton and Jules G. Albert, Jr. are independent directors as defined in the Nasdaq listing standards and each of the members of the compensation committee, nominating and corporate governance committee and audit committee are independent under the applicable standards of the Nasdaq and Securities and Exchange Commission with respect to such committees.

Item 14.  Principal Accounting Fees and Services.

Audit Fees.  The following table sets forth the aggregate fees paid by us to T.E. Lott & Company, PA for professional services rendered in connection with the audit of our consolidated financial statements for fiscal 2014 and 2013.

	Year Ended December 31,
	2014	2013
Audit fees(1)	$56,582	$67,040
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--
Total	$56,582	$67,040

(1)
Audit fees consist of fees incurred in connection with the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports filed with the Securities and Exchange Commission, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

The Audit Committee selects our independent registered public accounting firm and pre-approves all audit services to be provided by it to State Investors Bancorp.  The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent registered public accounting firm in accordance with the Audit Committee’s charter.  In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

The Audit Committee pre-approves certain audit-related services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary.

Each new engagement of T.E. Lott & Company, PA was approved in advance by the Audit Committee, and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission’s rules.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
2.1	Agreement and Plan of Reorganization, dated December 30, 2014, by and among First NBC Bank Holding Company, State Investors Bancorp, Inc. and First NBC Acquisition Company	(1)
2.2	Form of Support Agreement	(1)
2.3	Form of Voting Agreement	(1)
3.1	Articles of Incorporation of State Investors Bancorp, Inc.	(2)
3.2	Bylaws of State Investors Bancorp, Inc.	(2)
4.0	Form of Stock Certificate of State Investors Bancorp, Inc.	(2)
10.1	State-Investors Bank Supplemental Executive Retirement Agreement for Anthony S. Sciortino*	(2)
10.2	State-Investors Bank 2009 Supplemental Retirement Plan for Non-Employee Directors*	(2)
10.3	Form of Employment Agreement between State-Investors Bank and Anthony S. Sciortino*	(2)
10.4	Form of Employment Agreement between State Investors Bancorp, Inc. and Anthony S. Sciortino*	(2)
10.5	Form of Employment Agreement between State-Investors Bank and Daniel McGowan*	(2)
10.6	Form of Employment Agreement between State Investors Bancorp, Inc. and Daniel McGowan*	(2)
10.7	Employment Agreement between State Investors Bank and Anthony S. Sciortino, Jr.*	(3)
10.8	State Investors Bancorp, Inc. 2012 Stock Option Plan	(4)
10.9	State Investors Bancorp, Inc. 2012 Recognition and Retention Plan and Trust Agreement	(4)
21.0	Subsidiaries of the Registrant	Reported in Item 1
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith
(Footnotes on following page)

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibits included in State Investors Bancorp, Inc.’s current report on Form 8-k, filed January 6, 2015 (SEC File No. 001-35221).
(2)	Incorporated by reference from the like-numbered exhibit included in State Investors Bancorp, Inc.’s registration statement on Form S-1, filed March 7, 2011, as amended (SEC File No. 333-172659).
(3)	Incorporated by reference from the State Investors Bancorp, Inc.’s quarterly report on Form 10-Q, filed November 14, 2014, as amended (SEC File No. 001-35221).
(4)
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

STATE INVESTORS BANCORP, INC.

March 31, 2015	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Anthony S. Sciortino
Anthony S. Sciortino	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 31, 2015

/s/ Daniel M. McGowan	Director, Chief Financial Officer	March 31, 2015
Daniel M. McGowan	(principal financial and accounting officer)
/s/ Jules G. Albert, Jr.	Director	March 31, 2015
Jules G. Albert, Jr.

/s/ Joseph J. Lepow	Director	March 31, 2015
Joseph J. Lepow

/s/ Sanford R. Maslansky	Director	March 31, 2015
Sanford R. Maslansky

/s/ Dalton L. Woolverton	Director	March 31, 2015
Dalton L. Woolverton

