Form 10-Q
period 2015-03-31
STATE INVESTORS BANCORP, INC.
filed 2015-05-15
CIK 1513971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2015, 2,304,359 shares of the Registrant’s common stock were issued and outstanding.

STATE INVESTORS BANCORP, INC.
Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Cash – non-interest bearing	$3,508	$2,704
Cash – interest bearing	561	683
Federal funds sold	--	1,825
Cash and cash equivalents	4,069	5,212

Investment securities:
Available-for-sale	33,381	35,296
Held-to-maturity	231	249
Loans, net	215,533	218,206
Federal Home Loan Bank Stock	3,044	3,042
Accrued interest receivable	979	992
Premises and equipment, net	7,912	7,981
Other Real Estate, net	--	150
Deferred income taxes	380	315
Other assets	1,451	457

TOTAL ASSETS	$266,980	$271,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$152,600	$155,988
Advances from Federal Home Loan Bank	69,731	71,595
Advance payments by borrowers for taxes and insurance	912	976
Accrued interest payable	90	93
Other liabilities	1,406	1,215

TOTAL LIABILITIES	224,739	229,867

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	--	--
Common Stock, $.01 par value – 9,000,000 shares authorized; 2,909,500 issued; 2,304,359 outstanding at March 31, 2015 and 2,308,019 outstanding at December 31, 2014	23	29
Additional Paid-in Capital	28,587	28,503
Treasury stock, none at March 31, 2015 and 601,481 shares at December 31, 2014	--	(8,580)
Unallocated ESOP shares	(1,891)	(1,920)
Unallocated Recognition and Retention Plan (RRP) shares	(1,043)	(1,205)
Retained earnings – substantially restricted	16,074	24,682
Accumulated other comprehensive income	491	524

TOTAL STOCKHOLDERS’ EQUITY	42,241	42,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$266,980	$271,900

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,800	$2,620
Interest on investment securities	122	112
Other interest and dividends	3	3

TOTAL INTEREST INCOME	2,925	2,735

INTEREST EXPENSE:
Interest on deposits	384	384
Interest on Federal Home Loan Bank advances	251	253

TOTAL INTEREST EXPENSE	635	637

NET INTEREST INCOME	2,290	2,098
PROVISION FOR LOAN LOSSES	50	50

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,240	2,048

NON-INTEREST INCOME:
Gain on sale of other real estate	4	--
Service charges and fees	46	45

TOTAL NON-INTEREST INCOME	50	45

NON-INTEREST EXPENSES:
Salaries and employee benefits	996	955
Occupancy expense	128	127
Data processing	105	137
Security	47	55
Deposit insurance premiums	38	43
Advertising	6	10
Professional fees	566	83
Taxes and licenses	85	74
Office supplies and postage	14	26
Service Charges	25	18
Other	198	194

TOTAL NON-INTEREST EXPENSES	2,208	1,722

INCOME BEFORE INCOME TAXES	82	371
INCOME TAX EXPENSE	40	142

NET INCOME	$42	$229
Earnings Per Common Share
Basic	$0.02	$0.10
Diluted	$0.02	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

2

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Three Months Ended
	March 31,
	2015	2014
	(Unaudited)

Net income	$42	$229

Other Comprehensive Income:

Unrealized gains (loss) on investment securities	(51)	92

Income tax effect	18	(31)

OTHER COMPREHENSIVE INCOME (LOSS), net of taxes	(33)	61

COMPREHENSIVE INCOME	$9	$290

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
		Additional	Treasury	Unallocated	Unearned		Other	Total
	Common	Paid In	Stock	ESOP	RRP	Retained	Comprehensive	Stockholders’
	Stock	Capital	At Cost	Shares	Shares	Earnings	Income	Equity
(Unaudited)

Balance at December 31, 2013	$29	$28,341	$(7,279)	$(2,037)	$(1,361)	$23,415	$458	$41,566

Comprehensive Income:
Net Income	--	--	--	--	--	229	--	229
Other Comprehensive Income	--	--	--	--	--	--	61	61
RRP shares released for allocation	--	(133)	--	--	156	--	--	23
ESOP shares released for allocation	--	16	--	29	--	--	--	45
Share based compensation cost	--	62	--	--	--	--	--	62
Treasury Stock acquired at cost, 82,315 shares	--	--	(764)	--	--	--	--	(764)

Balance at March 31, 2014	$29	$28,286	$(8,043)	$(2,008)	$(1,205)	$23,644	$519	$41,222

Balance at December 31, 2014	$29	$28,503	$(8,580)	$(1,920)	$(1,205)	$24,682	$524	$42,033

Comprehensive Income:
Net Income	--	--	--	--	--	42	--	42
Other Comprehensive Income	--	--	--	--	--	--	(33)	(33)
RRP shares released for allocation	--	(85)	--	--	162	--	--	77
ESOP shares released for allocation	--	32	--	29	--	--	--	61
Share based compensation cost	--	137	--	--	--	--	--	137
Treasury Stock acquired at cost, 3,660 shares	--	--	(76)	--	--	--	--	(76)
Reclassification of Treasury Stock per Louisiana Law	(6)	--	8,656	--	--	(8,650)	--	--

Balance at March 31, 2015	$23	$28,587	$--	$(1,891)	$(1,043)	$16,074	$491	$42,241

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42	$229
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	50	50
Depreciation and amortization	69	69
Amortization of securities	86	116
Stock dividend on FHLB stock	(2)	(2)
Gain on sale of other real estate	(4)	--
Deferred income taxes benefit	(48)	(53)
Non-cash compensation	276	130
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	13	9
Increase in other assets	(994)	(97)
Increase (decrease) in accrued interest payable	(3)	1
Increase in other liabilities	191	352

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(324)	804

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans	2,623	(4,065)
Proceeds from principal repayments of mortgage-backed securities	1,796	2,075
Purchases of mortgage-backed securities	--	(1,004)
Purchase of FHLB stock	--	(38)
Purchases of premises and equipment	--	(2)
Proceeds from sale of foreclosed real estate	154	--

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,573	(3,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit accounts	(3,388)	(1,506)
Increase (decrease) in advances by borrowers for insurance and taxes	(64)	13
Advances from FHLB	8,000	16,337
Payments on advances from the FHLB	(9,864)	(14,156)
Purchase of Treasury Stock	(76)	(764)

NET CASH USED IN FINANCING ACTIVITIES	(5,392)	(76)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,143)	(2,306)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	5,212	8,734

CASH AND CASH EQUIVALENTS – END OF PERIOD	$4,069	$6,428

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$638	$636

Change in unrealized (loss) gain on securities available for sale	$(51)	$92

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited, consolidated financial statements of State Investors Bancorp for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K (File No. 001-35221).

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

Stockholders’ Equity

On January 1, 2015, the Louisiana Business Corporation Act (the Act) became effective. Under the provisions of the Act, there is no concept of “Treasury Shares.” Rather, shares purchased by the Company constitute authorized but unissued shares. Under Accounting Standards Codification (ASC) 55-30, Treasury Stock, accounting for treasury stock shall conform to state law. Accordingly, the Company’s Condensed Consolidated Statement of Financial Condition as of March 31, 2015 reflects this change. The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and was adopted by the Company as of January 1, 2015. The adoption of this update did not have significant impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 1 – Basis of Presentation (Continued)

Reclassifications

Certain reclassifications have been made to the 2014 financial statements to conform with the 2015 financial statement presentation. Such reclassifications had no effect on net income or retained earnings as previously reported.

Subsequent Events

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date the financial statements were issued.

Note 2 – Investment Securities

A summary of the amortized cost and fair values of the investment securities is presented below:

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
March 31, 2015
Held-to-maturity:
GNMA Certificates	$198	$8	$--	$206
FNMA Certificates	26	1	--	27
FHLMC Certificates	7	--	--	7

Total held-to-maturity securities	231	9	--	240

Available-for-sale:
GNMA Certificates	32,637	745	(1)	33,381

Total securities	$32,868	$754	$(1)	$33,621

December 31, 2014
Held-to-maturity:
GNMA Certificates	$211	$6	$--	$217
FNMA Certificates	30	2	--	32
FHLMC Certificates	8	--	--	8

Total held-to-maturity securities	249	8	--	257

Available-for-sale:
GNMA Certificates	34,501	796	(1)	35,296

Total securities	$34,750	$804	$(1)	$35,553

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

The amortized cost and fair values of the securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
Mortgage-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
March 31, 2015
Amounts maturing in:
One year or less	$15	$15	$--	$--
After one year through five years	216	225	30,159	30,848
After five years through ten years	--	--	2,478	2,533
After ten years	--	--	--	--
	$231	$240	$32,637	$33,381

There were no sales or calls of available-for-sale securities during the three months ended March 31, 2015 or 2014.

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

Gross unrealized losses in investment securities at March 31, 2015 and December 31, 2014, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more are as follows. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of these securities.

March 31, 2015	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
	(In thousands)
Mortgage-backed securities:
GNMA certificates	$360	$(1)	$--	$--	$360	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

December 31, 2014	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
(In thousands)
Mortgage-backed securities:
GNMA Certificates	$581	$(1)	$--	$--	$581	$(1)

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at March 31, 2015 and December 31, 2014, are summarized as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Real estate loans:
One-to-four family residential	$132,623	$137,036
Commercial real estate	57,075	57,487
Multi-family residential	7,385	7,271
Land	3,342	3,428
Residential construction	12,014	10,075

Total real estate loans	212,439	215,297
Other loans:
Home equity lines of credit	3,028	2,819
Consumer non-real estate loans	1,296	1,268
Commercial business loans	599	607

Total other loans	4,923	4,694

Total loans	217,362	219,991
Less:
Deferred loan fees	(382)	(388)
Allowance for loan losses	(1,447)	(1,397)

Net loans	$215,533	$218,206

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables set forth, for the three months ended March 31, 2015 and year ended December 31, 2014 the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Three Months Ended March 31, 2015.

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$518	$835	$26	$3	$15	$1,397
Charge-offs	--	--	--	--	--	--
Recoveries	--	--	--	--	--	--
Provision	--	50	(2)	1	1	50
Ending balance	$518	$885	$24	$4	$16	$1,447

Ending balance evaluated for impairment:
Individually	$--	$--	$--	$--	$--	$--
Collectively	$518	$885	$24	$4	$16	$1,447

Loans receivable:
Ending balance	$135,651	$67,802	$12,014	$599	$1,296	$217,362

Ending balance evaluated for impairment:
Individually	$2,236	$1,518	$--	$--	$--	$3,754
Collectively	$133,415	$66,284	$12,014	$599	$1,296	$213,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Year Ended December 31, 2014

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$548	$770	$14	$4	$15	$1,351
Charge-offs	(78)	(76)	--	--	--	(154)
Recoveries	--	--	--	--	--	--
Provision	48	141	12	(1)	--	200
Ending balance	$518	$835	$26	$3	$15	$1,397

Ending balance evaluated for impairment:
Individually	$--	$--	$--	$--	$--	$--
Collectively	$518	$835	$26	$3	$15	$1,397

Loans receivable:
Ending balance	$139,855	$68,186	$10,075	$607	$1,268	$219,991

Ending balance evaluated for impairment:
Individually	$1,322	$1,525	$--	$--	$--	$2,847
Collectively	$138,533	$66,661	$10,075	$607	$1,268	$217,144

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

At March 31, 2015 and December 31, 2014, the credit quality indicators, disaggregated by class of loan, are presented in the following tables.

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

1 to 4 family residential	$126,846	$866	$4,911	$--	$132,623
Commercial real estate	56,058	241	776	--	57,075
Multi-family residential	6,264	--	1,121	--	7,385
Land	3,342	--	--	--	3,342
Residential construction	12,014	--	--	--	12,014
Home equity lines of credit	2,993	35	--	--	3,028
Consumer non-real estate loans	1,296	--	--	--	1,296
Commercial business loans	599	--	--	--	599
Total Loans	$209,412	$1,142	$6,808	$--	$217,362

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

One-to-four family residential	$131,737	$995	$4,304	$--	$137,036
Commercial real estate	56,462	243	782	--	57,487
Multi-family residential	6,144	--	1,127	--	7,271
Land	3,428	--	--	--	3,428
Residential construction	10,075	--	--	--	10,075
Home equity lines of credit	2,784	35	--	--	2,819
Consumer non-real estate loans	1,268	--	--	--	1,268
Commercial business loans	607	--	--	--	607
Total Loans	$212,505	$1,273	$6,213	$--	$219,991

The above classifications follow regulatory guidelines and can generally be described as follows:

●	Pass loans are of satisfactory quality.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

These classifications were the most current available as of March 31, 2015.

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of March 31, 2015 and December 31, 2014:

Aged Analysis of Past Due Loans Receivable as of March 31, 2015 and December 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
March 31, 2015
Mortgage Loans:
Permanent:
1 to 4 family	$2,276	$962	$351	$3,589	$132,062	$135,651	$351
Multifamily	--	--	--	--	7,385	7,385	--
Commercial RE	260	241	--	501	56,574	57,075	--
Other	--	--	--	--	3,342	3,342	--
Construction-
Residential	--	--	653	653	11,361	12,014	653
Nonmortgage Loans:
Commercial	--	--	12	12	587	599	12
Consumer	6	--	--	6	1,290	1,296	--
Total	$2,542	$1,203	$1,016	$4,761	$212,601	$217,362	$1,016

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
December 31, 2014
Mortgage Loans:
Permanent:
1 to 4 family	$2,938	$1,218	$678	$4,834	$135,021	$139,855	$678
Multifamily	--	--	--	--	7,271	7,271	--
Commercial RE	243	--	--	243	57,244	57,487	--
Other	--	--	--	--	3,428	3,428	--
Construction-
Residential	--	653	--	653	9,422	10,075	--
Nonmortgage Loans:
Commercial	--	--	213	213	394	607	213
Consumer	7	--	--	7	1,261	1,268	--
Total	$3,188	$1,871	$891	$5,950	$214,041	$219,991	$891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Loan Receivables on Nonaccrual Status

	March 31, 2015	December 31, 2014
(In thousands)
Mortgage Loans:
Permanent, Secured by
1 to 4 family	$--	$--
Multifamily	--	--
Total Loans on Nonaccrual Status	$--	$--

A summary of the impaired loans by class of loans as of and for the three months ended March 31, 2015 and year ended December 31, 2014, is as follows:

Impaired Loans as of and for the Three Months Ended March 31, 2015

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With an allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$--	$--	$--	$--	$--
Multifamily	--	--	--	--	--
Commercial RE	--	--	--	--	--
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$--	$--	$--	$--	$--

With no allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$2,236	$2,236	$--	$2,236	$33
Multifamily	1,121	1,121	--	1,121	31
Commercial RE	397	397	--	397	6
Other	--	--	--	--	--
Construction – Residential	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$3,754	$3,754	$--	$3,754	$70
Total Impaired Loans:
Mortgage Loans
Permanent	$3,754	$3,754	$--	$3,754	$70
Construction	--	--	--	--	--
Nonmortgage Loans
Commercial	--	--	--	--	--
Consumer	--	--	--	--	--
	$3,754	$3,754	$--	$3,754	$70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Impaired Loans For the Year Ended December 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables summarize information relative to the loan modifications as of March 31, 2015 and December 31, 2014. All of these loans are included in impaired loans as of March 31, 2015 and December 31, 2014.

Modifications as of March 31, 2015

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	5	$2,875	$2,433
Construction	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	5	$2,875	$2,433

Modifications as of December 31, 2014

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	5	$2,875	$2,446
Construction	--	--	--
Nonmortgage Loans:
Commercial	--	--	--
Consumer	--	--	--
Total Loans	5	$2,875	$2,446

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were issued.

Note 4 – Deposits

Deposit account balances at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
NOW accounts
Interest bearing	$16,140	$16,835
Non-interest bearing	9,196	9,487
Money Market funds	9,865	9,762
Savings	27,062	27,699
Certificates of deposit	90,337	92,205
	$152,600	$155,988

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2015 and December 31, 2014. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2015
Available-for-sale:
Mortgage Backed Securities	$33,381	$--	$33,381	$--

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 - Fair Values of Financial Instruments (Continued)

Recurring Basis (Continued)

	Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
Available-for-sale:
Mortgage Backed Securities	$35,296	$--	$35,296	$--

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

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2015
Assets:
Impaired Loans	$3,754	$--	$3,754	$--

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
Assets:
Impaired Loans	$2,847	$--	$2,847	$--

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

	Fair Value Measurements at March 31, 2015
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:

Cash and Short-Term Investments	$4,069	$4,069	$4,069	$--	$--
Investment Securities
Available-for-sale	33,381	33,381	--	33,381	--
Investment Securities
Held-to-maturity	231	240	--	240	--
Loans – Net	215,533	219,000	--	--	219,000

Financial Liabilities:
Deposits	$152,600	$146,000	$--	$--	$146,000
FHLB Borrowings	69,731	71,000	--	71,000	--

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:

Cash and Short-Term Investments	$5,212	$5,212	$5,212	$--	$--
Investment Securities
Available-for-sale	35,296	35,296	--	35,296	--
Investment Securities
Held-to-maturity	249	257	--	257	--
Loans – Net	218,206	222,000	--	--	222,000

Financial Liabilities:
Deposits	$155,988	$148,000	$--	$--	$148,000
FHLB Borrowings	71,595	72,000	--	72,000	--

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

ESOP compensation expense for the three month periods ended March 31, 2015 and 2014, was $61,000 and $45,000, respectively.

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

A summary of the status of the shares under the RRP as of March 31, 2015 and changes during the three months ended March 31, 2015, is as follows:

	March 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at the beginning of the year	52,278	$11.82
Granted	--	--
Forfeited	--	--
Released	11,101	11.82
Balance at the end of the period	41,177	$11.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Recognition and Retention Plan (Continued)

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012. Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During the three month periods ended March 31, 2015 and 2014, $44,000 and $36,000 in compensation expense was recognized, respectively. As of March 31, 2015, approximately $465,000 in additional compensation expense will be recognized over the remaining average service period of approximately 3.5 years. Under the terms of the RRP, any unvested RRP awards will become fully vested upon change in control, such as the proposed merger with First NBC, resulting in the full recognition of any unrecognized expense.

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

A summary of option activity under the Company’s Option Plan as of March 31, 2015 and changes during the three months ended March 31, 2015 is as follows:

	March 31, 2015
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	221,626	$12.17	$3.29
Granted	--	--
Exercised	--	--
Forfeited	--	--
Outstanding at the end of the period	221,626	$12.17	$3.29
Exercisable at the end of the period	104,172	$12.01	$3.20

During the three month periods ended March 31, 2015 and 2014, $37,241 and $25,342 in compensation expense was recognized, respectively. As of March 31, 2015, approximately $399,000 in additional compensation expense will be recognized over the remaining average service period of approximately 3.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 7 – Earning Per Share

Earnings per common share was computed based on the following:

	Three Months ended March 31,
	2015	2014
	(In thousands, except per share data)
Numerator
Income applicable to common shares	$42	$229
Denominator
Weighted average common shares outstanding	2,305	2,359
Effect of dilutive securities	128	75
Weighted average common shares outstanding – assuming dilution	2,433	2,434
Earnings per common share	$0.02	$0.10
Earnings per common share - assuming dilution	$0.02	$0.09

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State Investors Bancorp, Inc. (“State Investors Bancorp” or the “Company”) from December 31, 2014 to March 31, 2015 and on its results of operations during the quarters ended March 31, 2015 and 2014. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

The Company’s profitability depends primarily on net interest income, which is the difference between interest income earned on interest-earning assets, principally loans, and interest expense paid on interest-bearing liabilities, principally deposits. Net interest income is dependent upon the level of interest rates and the extent to which such rates are changing. State Investors Bancorp’s profitability also depends, to a lesser extent, on interest-earning deposits in other institutions, non-interest income, borrowings from the Federal Home Loan Bank of Dallas, provisions for loan losses, non-interest expenses and federal income taxes. On December 30, 2014, State Investors Bancorp entered into a definitive Agreement and Plan of Reorganization with First NBC under which First NBC will acquire all outstanding shares of common stock of the Company in a cash-for-stock transaction. For further information on the Company’s proposed merger with First NBC, see Item 5 in Part II herein.

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

General. The Company’s total assets decreased by $4.9 million, to $267.0 million at March 31, 2015, compared to $271.9 million at December 31, 2014. For the quarter ended March 31, 2015, the decrease in our assets was primarily due to decreases in net loans receivable of $2.7 million, or 1.2%, cash and cash equivalents of $1.1 million, or 21.9%, and available for sale securities of $1.9 million, or 5.4%, partially offset by an increase in other assets of $994,000, or 217.5% compared to December 31, 2014.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.1 million, or 21.9%, from $5.2 million at December 31, 2014 to $4.1 million at March 31, 2015, primarily as a result of expenses incurred related to the proposed sale of the Bank.

Loans Receivable, Net. Loans receivable, net, decreased by $2.7 million, or 1.2%, to $215.5 million at March 31, 2015, compared to $218.2 million at December 31, 2014. During the quarter ended March 31, 2015, our total loan originations and purchases amounted to $6.8 million and loan principal payments were $9.5 million. All of our loans are originated for portfolio. The decrease in loans receivable, net, was primarily due to decreases in one-to-four family residential loans of $4.4 million, commercial real estate loans of $412,000, land loans of $86,000, and commercial business loans of $8,000. These decreases were partially offset by increases of $1.9 million in residential construction loans, $209,000 in home equity lines of credit, $114,000 in multi-family residential loans and $28,000 in consumer non-real estate loans.

Investment Securities. Investment and mortgage-backed securities amounted to $33.6 million at March 31, 2015 compared to $35.5 million at December 31, 2014, a decrease of $1.9 million, or 5.4%. The decrease in mortgage-backed securities at March 31, 2015, was due to paydowns received and unrealized losses on available-for-sale securities during the three-month period.

Premises and Equipment, Net. Premises and equipment, net, decreased $69,000, to $7.91 million at March 31, 2015, compared to $7.98 million at December 31, 2014, primarily due to depreciation of fixed assets.

Total liabilities. Total liabilities decreased $5.1 million, at March 31, 2015, to $224.7 million compared to $229.9 million at December 31, 2014, primarily due to decreases of $3.4 million in deposits and $1.9 million in advances from the Federal Home Loan Bank. Deposits decreased $3.4 million, or 2.2%, to $152.6 million at March 31, 2015, compared to $156.0 million at December 31, 2014, primarily due to decreases of $1.9 million, or 2.0%, in certificates of deposits, $695,000, or 4.1% in interest bearing checking accounts, $637,000, or 2.3%, in savings accounts, and $291,000, or 3.1% in non-interest bearing checking accounts, partially offset by an increase of $103,000, or 1.1%, in money market deposit accounts. We had $69.7 million of advances from the Federal Home Loan Bank at March 31, 2015 compared to $71.6 million at December 31, 2014, a decrease of $1.9 million, or 2.6%. The decrease in Federal Home Loan Bank advances was due to the decrease in loans receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total Stockholders’ Equity. Total stockholders’ equity amounted to $42.2 million at March 31, 2015, compared to $42.0 million at December 31, 2014, an increase of $208,000, or 0.5%. The reason for the increase in our total stockholders’ equity was primarily due to amortization of stock awards and options under our stock compensation plans of $137,000, the release of $77,000 in Recognition and Retention Plan shares, release of $61,000 in ESOP shares and net income of $42,000 for the quarter ended March 31, 2015, partially offset by a decrease in unrealized gain on securities available for sale of $33,000, net of the deferred tax effect and the purchase of $76,000 of treasury stock, under the Company’s stock repurchase program.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. The Company’s net income amounted to $42,000 for the three months ended March 31, 2015, a decrease of $187,000, or 81.7%, compared to net income of $229,000 for the three months ended March 31, 2014. This decrease was primarily due to an increase in total non-interest expenses of $486,000, or 28.2%, partially offset by an increase in net interest income of $192,000 or 9.2%. The increase in net interest income was due to an increase of $190,000, or 7.0%, in total interest income in the first quarter of 2015 primarily as a result of increases in interest earning assets and a decrease of $2,000, or 0.3%, of total interest expense.

Net Interest Income. Net interest income amounted to $2.2 million for the three months ended March 31, 2015, compared to $2.0 million for the three months ended March 31, 2014. The $192,000, or 9.2%, increase was primarily due to a $190,000 increase in total interest income and a $2,000 decrease in total interest expense. Interest paid on Federal Home Loan Bank advances decreased $2,000 for the three months ended March 31, 2015, compared to the prior year period and interest paid on deposits totaled $384,000 for both three months ended March 31, 2015 and 2014.

The average interest rate spread was 3.39% and 3.23% for the three months ended March 31, 2015 and 2014, respectively. Average interest-earning assets to average interest-bearing liabilities increased from 118.81% for the three months ended March 31, 2014 to 120.34% for the three months ended March 31, 2015. The increase in average interest rate spread reflects the 12 basis point increase in the average yield on interest earning assets from 4.47% for the first quarter of 2014 to 4.59% for the first quarter of 2015 and by a 4 basis point decrease in the average rate paid on interest-bearing liabilities from 1.24% for the first quarter 2014 to 1.20% for the first quarter 2015. Net interest margin increased 17 basis points from 3.43% to 3.59% for the three months ended March 31, 2014 and 2015, respectively.

Interest income increased $190,000 or 6.9% to $2.93 million for the three months ended March 31, 2015, compared to $2.74 million for the first quarter of 2014. The increase was primarily due to a $10.1 million increase in average interest earning assets and a 22 basis point increase in the average yield on mortgage backed securities from 1.20% for the first quarter in 2014 to 1.42% for the first quarter in 2015, and a 4 basis point increase in the average yield on other interest-earning assets from 0.24% for the first quarter of 2014 to 0.28% for the first quarter of 2015.

Interest expense decreased by $2,000, or 0.3%, to $635,000 for the three months ended March 31, 2015, compared to $637,000 for the three months ended March 31, 2014, primarily as a result of a 30 basis point decrease in the average rate paid on Federal Home Loan Bank advances, combined with a $6.0 million decrease in average balance on total deposits, partially offset by an $11.8 million increase in the average balance of Federal Home Loan Bank advances and a 5 basis point increase in the average cost on total deposits. The increase in average rate of total deposits is due to an increase in cost of certificates of deposit as lower cost certificates of deposit repriced at higher rates during the period. The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit outflows.

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

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$216,366	$2,800	5.18%	$202,342	$2,620	5.18%
Mortgage-backed securities	34,273	122	1.42%	37,433	112	1.20%
Other interest-earning assets	4,213	3	0.28%	4,966	3	0.24%
Total interest-earning assets	254,852	2,925	4.59%	244,741	2,735	4.47%
Non-interest-earning assets	13,710			15,171
Total assets	$268,562			$259,912

Interest-bearing liabilities:
Savings, NOW and money market accounts	$50,457	21	0.17%	$54,356	22	0.16%
Certificates of deposit	90,809	363	1.60%	92,908	362	1.56%
Total deposits	141,266	384	1.09%	147,264	384	1.04%
FHLB advances	70,519	251	1.42%	58,732	253	1.72%
Total interest-bearing liabilities	211,785	635	1.20%	205,996	637	1.24%
Non-interest-bearing liabilities	14,562			12,694
Total liabilities	226,347			218,690

Equity	42,215			41,222
Total liabilities and equity	$268,562			$259,912

Net interest-earning assets	$43,067			$38,745

Net interest income, average interest rate spread		$2,290	3.39%		$2,098	3.23%

Net interest margin(2)			3.59%			3.43%

Average interest earning assets to average interest bearing liabilities			120.34%			118.81%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

During the three months ended March 31, 2015, we made a provision of $50,000. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges, and gains or losses or write-downs on other real estate owned, was $50,000 for the three months ended March 31, 2015, an increase of $5,000 compared to non-interest income of $45,000 for the three months ended March 31, 2014. The increase was primarily due to a $4,000 gain on the sale of other real estate for the three months ended March 31, 2015 compared to none for the three months ended March 31, 2014.

Non-Interest Expense. Non-interest expense increased by $486,000, or 28.2%, to $2.2 million for the three months ended March 31, 2015, from $1.7 million during the prior year period. The increase in non-interest expense was primarily due to an increase in professional fees of $483,000, or 581.9%, as well as an increase of $41,000, or 4.3%, in salaries and employee benefits expense, an increase of $11,000, or 14.9%, in taxes and licenses, an increase of $7,000, or 38.9%, in bank service charge expense, an increase of $4,000, or 2.1%, in other non-interest expense, an increase of $1,000, or 0.8%, in occupancy expense, partially offset by decreases of $32,000, or 23.4%, in data processing expense, $12,000, or 46.2%, in office supplies and postage expense, $8,000, or 14.5%, in security expense, $5,000, or 11.6%, in deposit insurance premiums expense, and $4,000, or 40.0%, in advertising expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Tax Expense. The income tax expense amounted to $40,000 and $142,000 for the three months ended March 31, 2015 and 2014, respectively. Our effective federal tax rate was 49.0% and 38.0% for the three months ended March 31, 2015 and 2014, respectively.

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

A significant portion of the Company’s liquidity consists of interest bearing and non-interest earning deposits. The Company’s primary sources of cash are principal repayments on loans and increases in deposit accounts. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At March 31, 2015, the Company had $69.7 million of advances from the Federal Home Loan Bank of Dallas and had $58.1 million in additional borrowing capacity. Additionally, at March 31, 2015, State-Investors Bank was a party to a Master Purchase Agreement with First National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from First National Bankers Bank in an amount not to exceed $14.0 million. There were no amounts purchased under this agreement as of March 31, 2015.

At March 31, 2015, the Company had outstanding loan commitments of $2.1 million to originate loans. At March 31, 2015, certificates of deposit scheduled to mature in less than one year totaled $42.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal. The Company intends to utilize its liquidity to fund its lending activities.

State-Investors Bank is required to maintain regulatory capital sufficient to meet tier 1 leverage, tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively. At March 31, 2015, State-Investors Bank exceeded each of its capital requirements with ratios of 14.43%, 22.42% and 23.26%, respectively. As a savings and loan holding company, State Investors Bancorp is not currently subject to any regulatory capital requirements.

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

ITEM 1A – RISK FACTORS.

See “Risk Factors” on page 26 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (SEC File No. 001-35221), which is incorporated herein by reference thereto.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended March 31, 2015 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2015 – January 31, 2015	3,660	$20.98	3,660	25,107
February 1, 2015 – February 28, 2015	--	--	--	25,107
March 1, 2015 – March 31, 2015	--	--	--	25,107
Total	3,660	$20.98	3,660	25,107

Note to this table:

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

STATE INVESTORS BANCORP, INC.

Date: May 15, 2015	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
President and Chief Executive Officer

Date: May 15, 2015	By:	/s/ Daniel M. McGowan
Daniel M. McGowan
Chief Financial Officer

