Form 10-Q
period 2015-06-30
STATE INVESTORS BANCORP, INC.
filed 2015-08-14
CIK 1513971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2015, 2,304,359 shares of the Registrant’s common stock were issued and outstanding.

STATE INVESTORS BANCORP, INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash – non-interest bearing	$8,899	$2,704
Cash – interest bearing	1,791	683
Federal funds sold	—	1,825
Cash and cash equivalents	10,690	5,212

Investment securities:
Available-for-sale	30,882	35,296
Held-to-maturity	217	249
Loans, net	206,854	218,206
Federal Home Loan Bank Stock	3,047	3,042
Accrued interest receivable	1,006	992
Premises and equipment, net	7,842	7,981
Other Real Estate, net	—	150
Deferred income taxes	417	315
Other assets	1,354	457

TOTAL ASSETS	$262,309	$271,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$151,182	$155,988
Advances from Federal Home Loan Bank	65,864	71,595
Advance payments by borrowers for taxes and insurance	1,129	976
Accrued interest payable	88	93
Other liabilities	1,588	1,215

TOTAL LIABILITIES	219,851	229,867

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	—	—
Common Stock, $.01 par value – 2,304,359 issued and outstanding at June 30, 2015; 2,909,500 issued and 2,308,019 outstanding at December 31, 2014	23	29
Additional Paid-in Capital	28,680	28,503
Treasury stock, none at June 30, 2015 and 601,481 shares at December 31, 2014	—	(8,580)
Unallocated ESOP shares	(1,862)	(1,920)
Unallocated Recognition and Retention Plan (RRP) shares	(1,043)	(1,205)
Retained earnings – substantially restricted	16,239	24,682
Accumulated other comprehensive income	421	524

TOTAL STOCKHOLDERS’ EQUITY	42,458	42,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$262,309	$271,900

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,722	$2,743	$5,522	$5,363
Interest on investment securities	108	113	230	225
Other interest and dividends	4	2	7	5

TOTAL INTEREST INCOME	2,834	2,858	5,759	5,593

INTEREST EXPENSE:
Interest on deposits	391	393	775	777
Interest on Federal Home Loan Bank advances	250	255	501	508

TOTAL INTEREST EXPENSE	641	648	1,276	1,285

NET INTEREST INCOME	2,193	2,210	4,483	4,308
PROVISION FOR LOAN LOSSES	50	50	100	100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,143	2,160	4,383	4,208

NON-INTEREST INCOME:
Gain (loss) on sale of other real estate	—	(2)	4	(2)
Service charges and fees	46	54	92	99

TOTAL NON-INTEREST INCOME	46	52	96	97

NON-INTEREST EXPENSES:
Salaries and employee benefits	696	877	1,692	1,832
Occupancy expense	125	129	253	256
Data processing	172	127	277	264
Security	57	54	104	109
Deposit insurance premiums	38	36	76	79
Advertising	7	9	13	19
Professional fees	331	137	897	220
Taxes and licenses	60	60	145	134
Office supplies and postage	11	27	25	53
Service Charges	24	20	49	38
Other	203	241	401	435

TOTAL NON-INTEREST EXPENSES	1,724	1,717	3,932	3,439

INCOME BEFORE INCOME TAXES	465	495	547	866
INCOME TAX EXPENSE	300	232	340	374

NET INCOME	$165	$263	$207	$492
Earnings Per Common Share
Basic	$0.07	$0.11	$0.09	$0.21
Diluted	$0.07	$0.11	$0.09	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

2

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Six Months Ended
	June 30,
	2015	2014
	(Unaudited)

Net income	$207	$492

Other Comprehensive Income:

Unrealized gains (loss) on investment securities	(158)	144

Income tax effect	55	(49)

OTHER COMPREHENSIVE INCOME (LOSS), net of taxes	(103)	95

COMPREHENSIVE INCOME	$104	$587

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
		Additional	Treasury	Unallocated	Unearned		Other	Total
	Common	Paid In	Stock	ESOP	RRP	Retained	Comprehensive	Stockholders’
	Stock	Capital	At Cost	Shares	Shares	Earnings	Income	Equity
(Unaudited)

Balance at December 31, 2013	$29	$28,341	$(7,279)	$(2,037)	$(1,361)	$23,415	$458	$41,566

Comprehensive Income:
Net Income	—	—	—	—	—	492	—	492
Other Comprehensive Income	—	—	—	—	—	—	95	95
RRP shares released for allocation	—	(93)	—	—	156	—	—	63
ESOP shares released for allocation	—	33	—	58	—	—	—	91
Share based compensation cost	—	92	—	—	—	—	—	92
Treasury Stock acquired at cost, 69,715 shares	—	—	(1,096)	—	—	—	—	(1,096)

Balance at June 30, 2014	$29	$28,373	$(8,375)	$(1,979)	$(1,205)	$23,907	$553	$41,303

Balance at December 31, 2014	$29	$28,503	$(8,580)	$(1,920)	$(1,205)	$24,682	$524	$42,033

Comprehensive Income:
Net Income	—	—	—	—	—	207	—	207
Other Comprehensive Income	—	—	—	—	—	—	(103)	(103)
RRP shares released for allocation	—	(49)	—	—	162	—	—	113
ESOP shares released for allocation	—	64	—	58	—	—	—	122
Share based compensation cost	—	162	—	—	—	—	—	162
Treasury Stock acquired at cost, 3,660 shares	—	—	(76)	—	—	—	—	(76)
Reclassification of Treasury Stock per Louisiana Law	(6)	—	8,656	—	—	(8,650)	—	—

Balance at June 30, 2015	$23	$28,680	$—	$(1,862)	$(1,043)	$16,239	$421	$42,458

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$207	$492
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	100
Depreciation and amortization	139	139
Amortization of securities	169	226
Stock dividend on FHLB stock	(5)	(5)
Deferred income tax benefit	(49)	(56)
Non-cash compensation	397	246
(Gain) loss on sale of other real estate	(4)	46
Changes in operating assets and liabilities:
Increase in accrued interest receivable	(14)	(23)
Increase in other assets	(897)	(39)
Decrease in accrued interest payable	(5)	—
Increase in other liabilities	373	390

NET CASH PROVIDED BY OPERATING ACTIVITIES	411	1,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans	11,252	(14,035)
Proceeds from principal repayments of mortgage-backed securities	4,121	4,403
Purchases of mortgage-backed securities	—	(3,045)
Purchase of FHLB stock	—	(375)
Purchases of premises and equipment	—	(18)
Proceeds from sale of foreclosed real estate	154	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	15,527	(13,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit accounts	(4,806)	1,424
Increase in advances by borrowers for insurance and taxes	153	134
Advances from FHLB	20,500	26,337
Payments on advances from the FHLB	(26,231)	(17,013)
Purchase of Treasury Stock	(76)	(1,096)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,460)	9,786

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,478	(1,768)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	5,212	8,734

CASH AND CASH EQUIVALENTS – END OF PERIOD	$10,690	$6,966

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$1,280	$1,285

Income Taxes	$165	$226

Transfer from loans to other real estate	$—	$76

Change in unrealized (loss) gain on securities available for sale	$(158)	$144

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six months ended June 30, 2015, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited, consolidated financial statements of State Investors Bancorp for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K (File No. 001-35221).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 1 – Basis of Presentation (Continued)

Other Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Earnings per Share

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares.

Stockholders’ Equity

On January 1, 2015, the Louisiana Business Corporation Act (the Act) became effective. Under the provisions of the Act, there is no concept of “Treasury Shares.” Rather, shares purchased by the Company constitute authorized but unissued shares. Under the Accounting Standards Codification (ASC 505-30, Treasury Stock), accounting for treasury stock shall conform to state law. Accordingly, the Company's Condensed Consolidated Statement of Financial Condition as of June 30, 2015 reflects this change. The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, and was adopted by the Company as of January 1, 2015. The adoption of this update did not have significant impact on the Company’s consolidated financial statements.

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

Note 2 – Investment Securities

A summary of the amortized cost and fair values of the investment securities is presented below:

Mortgage-backed securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
June 30, 2015
Held-to-maturity:
GNMA Certificates	$188	$7	$—	$195
FNMA Certificates	22	1	—	23
FHLMC Certificates	7	—	—	7

Total held-to-maturity securities	217	8	—	225

Available-for-sale:
GNMA Certificates	30,245	638	(1)	30,882

Total securities	$30,462	$646	$(1)	$31,107

December 31, 2014
Held-to-maturity:
GNMA Certificates	$211	$6	$—	$217
FNMA Certificates	30	2	—	32
FHLMC Certificates	8	—	—	8

Total held-to-maturity securities	249	8	—	257

Available-for-sale:
GNMA Certificates	34,501	796	(1)	35,296

Total securities	$34,750	$804	$(1)	$35,553

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

The amortized cost and fair values of the securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
Mortgage-backed securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
June 30, 2015
Amounts maturing in:
One year or less	$21	$21	$—	$—
After one year through five years	196	204	30,021	30,656
After five years through ten years	—	—	224	226
After ten years	—	—	—	—
	$217	$225	$30,245	$30,882

There were no sales or calls of available-for-sale securities during the six months ended June 30, 2015 or 2014.

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

Gross unrealized losses in investment securities at June 30, 2015, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more are as follows. Due to the nature of the investments and current market prices, these unrealized losses are considered a temporary impairment of these securities.

June 30, 2015	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
(In thousands)
Mortgage-backed securities:
GNMA certificates	$338	$(1)	$—	$—	$338	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

December 31, 2014	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
(In thousands)
Mortgage-backed securities:
GNMA Certificates	$581	$(1)	$—	$—	$581	$(1)

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at June 30, 2015 and December 31, 2014, are summarized as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Real estate loans:
One-to-four family residential	$128,609	$137,036
Commercial real estate	52,767	57,487
Multi-family residential	7,178	7,271
Land	3,299	3,428
Residential construction	12,200	10,075

Total real estate loans	204,053	215,297
Other loans:
Home equity lines of credit	2,851	2,819
Consumer non-real estate loans	1,218	1,268
Commercial business loans	590	607

Total other loans	4,659	4,694

Total loans	208,712	219,991
Less:
Deferred loan fees	(361)	(388)
Allowance for loan losses	(1,497)	(1,397)

Net loans	$206,854	$218,206

Management segregates the loan portfolio into portfolio segments, which are defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables set forth, for the three months ended June 30, 2015 and year ended December 31, 2014, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Six Months Ended June 30, 2015.

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$518	$835	$26	$3	$15	$1,397
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision	47	40	8	1	4	100
Ending balance	$565	$875	$34	$4	$19	$1,497

Ending balance evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$—
Collectively	$565	$875	$34	$4	$19	$1,497

Loans receivable:
Ending balance	$131,460	$63,244	$12,200	$590	$1,218	$208,712

Ending balance evaluated for impairment:
Individually	$1,898	$1,119	$—	$—	$394	$3,411
Collectively	$129,562	$62,125	$12,200	$590	$824	$205,301

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Year Ended December 31, 2014

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$548	$770	$14	$4	$15	$1,351
Charge-offs	(78)	(76)	—	—	—	(154)
Recoveries	—	—	—	—	—	—
Provision	48	141	12	(1)	—	200
Ending balance	$518	$835	$26	$3	$15	$1,397

Ending balance evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$—
Collectively	$518	$835	$26	$3	$15	$1,397

Loans receivable:
Ending balance	$139,855	$68,186	$10,075	$607	$1,268	$219,991

Ending balance evaluated for impairment:
Individually	$1,322	$1,525	$—	$—	$—	$2,847
Collectively	$138,533	$66,661	$10,075	$607	$1,268	$217,144

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

At June 30, 2015 and December 31, 2014, the credit quality indicators, disaggregated by class of loan, are presented in the following tables.

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

1 to 4 family residential	$123,309	$742	$4,558	$—	$128,609
Commercial real estate	51,760	239	768	—	52,767
Multi-family residential	6,059	—	1,119	—	7,178
Land	3,299	—	—	—	3,299
Residential construction	12,200	—	—	—	12,200
Home equity lines of credit	2,816	35	—	—	2,851
Consumer non-real estate loans	1,218	—	—	—	1,218
Commercial business loans	590	—	—	—	590
Total Loans	$201,251	$1,016	$6,445	$—	$208,712

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

One-to-four family residential	$131,737	$995	$4,304	$—	$137,036
Commercial real estate	56,462	243	782	—	57,487
Multi-family residential	6,144	—	1,127	—	7,271
Land	3,428	—	—	—	3,428
Residential construction	10,075	—	—	—	10,075
Home equity lines of credit	2,784	35	—	—	2,819
Consumer non-real estate loans	1,268	—	—	—	1,268
Commercial business loans	607	—	—	—	607
Total Loans	$212,505	$1,273	$6,213	$—	$219,991

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in collateral values.

•	Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

These classifications were the most current available as of June 30, 2015.

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of June 30, 2015 and December 31, 2014:

Aged Analysis of Past Due Loans Receivable as of June 30, 2015 and December 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
June 30, 2015
Mortgage Loans:
Permanent:
1 to 4 family	$2,237	$1,502	$608	$4,347	$127,113	$131,460	$608
Multifamily	—	—	—	—	7,178	7,178	—
Commercial RE	255	246	—	501	52,266	52,767	—
Other	—	—	—	—	3,299	3,299	—
Construction-
Residential	—	—	653	653	11,547	12,200	653
Nonmortgage Loans:
Commercial	11	—	—	11	579	590	—
Consumer	—	—	—	—	1,218	1,218	—
Total	$2,503	$1,748	$1,261	$5,512	$203,200	$208,712	$1,261

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
			(In thousands)
December 31, 2014
Mortgage Loans:
Permanent:
1 to 4 family	$2,938	$1,218	$678	$4,834	$135,021	$139,855	$678
Multifamily	—	—	—	—	7,271	7,271	—
Commercial RE	243	—	—	243	57,244	57,487	—
Other	—	—	—	—	3,428	3,428	—
Construction-
Residential	—	653	—	653	9,422	10,075	—
Nonmortgage Loans:
Commercial	—	—	213	213	394	607	213
Consumer	7	—	—	7	1,261	1,268	—
Total	$3,188	$1,871	$891	$5,950	$214,041	$219,991	$891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Loan Receivables on Nonaccrual Status

	June 30, 2015	December 31, 2014
(In thousands)
Mortgage Loans:
Permanent, Secured by
1 to 4 family	$—	$—
Multifamily	—	—
Total Loans on Nonaccrual Status	$—	$—

A summary of the impaired loans by class of loans as of and for the six months ended June 30, 2015 and year ended December 31, 2014, is as follows:

Impaired Loans as of and for the Six Months Ended June 30, 2015

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With an allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$—	$—	$—	$—	$—
Multifamily	—	—	—	—	—
Commercial RE	—	—	—	—	—
Other	—	—	—	—	—
Construction – Residential	—	—	—	—	—
Nonmortgage Loans
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

With no allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$1,898	$1,898	$—	$1,898	$29
Multifamily	1,119	1,119	—	1,119	50
Commercial RE	394	394	—	394	9
Other	—	—	—	—	—
Construction – Residential	—	—	—	—	—
Nonmortgage Loans
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$3,411	$3,411	$—	$3,411	$88
Total Impaired Loans:
Mortgage Loans
Permanent	$3,411	$3,411	$—	$3,411	$88
Construction	—	—	—	—	—
Nonmortgage Loans
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$3,411	$3,411	$—	$3,411	$88

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Impaired Loans For the Year Ended December 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With an allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$—	$—	$—	$—	$—
Multifamily	—	—	—	—	—
Commercial RE	—	—	—	—	—
Other	—	—	—	—	—
Construction – Residential	—	—	—	—	—
Nonmortgage Loans
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

With no allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$1,322	$1,322	$—	$1,322	$72
Multifamily	1,127	1,127	—	1,127	69
Commercial RE	398	398	—	398	18
Other	—	—	—	—	—
Construction – Residential	—	—	—	—	—
Nonmortgage Loans
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$2,847	$2,847	$—	$2,847	$159
Total Impaired Loans:
Mortgage Loans
Permanent	$2,847	$2,847	$—	$2,847	$159
Construction	—	—	—	—	—
Nonmortgage Loans
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$2,847	$2,847	$—	$2,847	$159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables summarize information relative to the loan modifications as of June 30, 2015 and December 31, 2014. All of these loans are included in impaired loans as of June 30, 2015 and December 31, 2014.

Modifications as of June 30, 2015

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	5	$2,875	$2,425
Construction	—	—	—
Nonmortgage Loans:
Commercial	—	—	—
Consumer	—	—	—
Total Loans	5	$2,875	$2,425

Modifications as of December 31, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	5	$2,875	$2,446
Construction	—	—	—
Nonmortgage Loans:
Commercial	—	—	—
Consumer	—	—	—
Total Loans	5	$2,875	$2,446

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were issued.

Note 4 – Deposits

Deposit account balances at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
NOW accounts
Interest bearing	$15,794	$16,835
Non-interest bearing	10,148	9,487
Money Market funds	9,410	9,762
Savings	25,764	27,699
Certificates of deposit	90,066	92,205
	$151,182	$155,988

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 - Fair Values of Financial Instruments

Fair Value Disclosures

The Company groups its financial assets and liabilities measured at fair value in three levels. Fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Includes the most reliable sources, and includes quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Includes observable inputs. Observable inputs include inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) as well as inputs that are derived principally from or corroborated by observable market data by correlation or other means (market- corroborated inputs).

•	Level 3 — Includes unobservable inputs and should be used only when observable inputs are unavailable.

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2015 and December 31, 2014. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2015
Available-for-sale:
Mortgage Backed Securities	$30,882	$—	$30,882	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 5 - Fair Values of Financial Instruments (Continued)

Recurring Basis (Continued)

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
Available-for-sale:
Mortgage Backed Securities	$35,296	$—	$35,296	$—

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

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2015
Assets:
Impaired Loans	$3,411	$—	$3,411	$—

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
Assets:
Impaired Loans	$2,847	$—	$2,847	$—

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

	Fair Value Measurements at June 30, 2015
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:

Cash and Short-Term Investments	$10,690	$10,690	$10,690	$—	$—
Investment Securities
Available-for-sale	30,882	30,882	—	30,882	—
Investment Securities
Held-to-maturity	217	225	—	225	—
Loans – Net	206,854	210,000	—	—	210,000

Financial Liabilities:
Deposits	$151,182	$143,000	$—	$—	$143,000
FHLB Borrowings	65,864	67,000	—	67,000	—

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:

Cash and Short-Term Investments	$5,212	$5,212	$5,212	$—	$—
Investment Securities
Available-for-sale	35,296	35,296	—	35,296	—
Investment Securities
Held-to-maturity	249	257	—	257	—
Loans – Net	218,206	222,000	—	—	222,000

Financial Liabilities:
Deposits	$155,988	$148,000	$—	$—	$148,000
FHLB Borrowings	71,595	72,000	—	72,000	—

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

ESOP compensation expense for the six month periods ended June 30, 2015 and 2014, was $122,000 and $92,000, respectively.

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

A summary of the status of the shares under the RRP as of June 30, 2015 and changes during the six months ended June 30, 2015, is as follows:

	June 30, 2015
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Balance at the beginning of the year	52,278	$11.82
Granted	—	—
Forfeited	—	—
Released	(11,101)	11.82
Balance at the end of the period	41,177	$11.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Recognition and Retention Plan (Continued)

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012. Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During the six months ended June 30, 2015 and 2014, $212,000 and $95,000 in compensation expense was recognized, respectively. As of June 30, 2015, approximately $432,000 in additional compensation expense will be recognized over the remaining average service period of approximately 3.1 years. Under the terms of the RRP, any unvested RRP awards will become fully vested upon change in control, such as the proposed merger with First NBC, resulting in the full recognition of any unrecognized expense.

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

A summary of option activity under the Company’s Option Plan as of June 30, 2015 and changes during the six months ended June 30, 2015 is as follows:

	June 30, 2015
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	221,626	$12.17	$3.29
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at the end of the period	221,626	$12.17	$3.29
Exercisable at the end of the period	112,438	$12.03	$3.22

During the six months ended June 30, 2015 and 2014, $65,000 and $59,000 in compensation expense was recognized, respectively. As of June 30, 2015, approximately $372,000 in additional compensation expense will be recognized over the remaining average service period of approximately 3.1 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 7 – Earning Per Share

Earnings per common share was computed based on the following:

	Six Months ended June 30,
	2015	2014
	(In thousands, except per share data)
Numerator
Income applicable to common shares	$207	$492
Denominator
Weighted average common shares outstanding	2,305	2,343
Effect of dilutive securities	129	78
Weighted average common shares outstanding – assuming dilution	2,434	2,421
Earnings per common share	$0.09	$0.21
Earnings per common share - assuming dilution	$0.09	$0.20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State Investors Bancorp, Inc. (“State Investors Bancorp” or the “Company”) from December 31, 2014 to June 30, 2015 and on its results of operations during the quarter and six months ended June 30, 2015 and 2014. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Our allowance levels may be impacted by changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectibility of the loan portfolio also impact the allowance levels. The allowance for loan losses is based on management's estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate. The allowance for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings. Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the allowance.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

General. The Company’s total assets decreased by $9.6 million, to $262.3 million at June 30, 2015, compared to $271.9 million at December 31, 2014. For the six months ended June 30, 2015, the decrease primarily reflects decreases in net loans receivable of $11.4 million, or 5.2%, a decrease in investment securities of $4.4 million, or 12.5%, and no other real estate owned, compared to $150,000 at December 31, 2014, partially offset by increases in cash and cash equivalents of $5.5 million, or 105.1%, other assets of $897,000, or 196.3%, and deferred income taxes of $102,000, or 32.4%.

Cash and Cash Equivalents. Cash and cash equivalents increased $5.5 million, or 105.1%, from $5.2 million at December 31, 2014, to $10.7 million at June 30, 2015, primarily as a result of paydowns received on available for sale securities and principal payments received on loans receivable.

Loans Receivable, Net. Loans receivable, net, decreased by $11.4 million, or 5.2%, to $206.9 million at June 30, 2015, compared to $218.2 million at December 31, 2014. During the six months ended June 30, 2015, our total loan originations and purchases amounted to $12.5 million and loan principal payments were $25.1 million. All of our loans are originated for portfolio. The decrease in loans receivable, net, was primarily due to decreases in one-to-four family residential loans of $8.4 million, commercial real estate loans of $4.7 million, land loans of $129,000, multi-family residential loans of $93,000, consumer non-real estate loans of $50,000 and commercial business loans of $17,000. These decreases were partially offset by increases of $2.1 million in residential construction loans and $32,000 in home equity lines of credit.

Investment Securities. Investment and mortgage-backed securities amounted to $31.1 million at June 30, 2015, compared to $35.5 million at December 31, 2014, a decrease of $4.4 million, or 12.5%. The decrease in mortgage-backed securities at June 30, 2015, was due to paydowns received and unrealized losses on available-for-sale securities during the six-month period.

Premises and Equipment, Net. Premises and equipment, net, decreased $139,000, to $7.84 million at June 30, 2015, compared to $7.98 million at December 31, 2014, primarily due to depreciation of fixed assets.

Total liabilities. Total liabilities decreased $10.0 million, at June 30, 2015, to $219.9 million compared to $229.9 million at December 31, 2014, primarily due to decreases of $4.8 million in deposits and $5.7 million in advances from the Federal Home Loan Bank. Deposits decreased $4.8 million, or 3.1%, to $151.2 million at June 30, 2015, compared to $156.0 million at December 31, 2014, primarily due to decreases of $2.1 million, or 2.3%, in certificates of deposit, $1.9 million, or 7.0% in savings accounts, $1.0 million, or 6.2%, in interest bearing checking accounts, and $352,000, or 3.6% in money market accounts, partially offset by an increase of $661,000, or 7.0%, in non-interest bearing checking accounts. We had $65.9 million of advances from the Federal Home Loan Bank at June 30, 2015 compared to $71.6 million at December 31, 2014, a decrease of $5.7 million, or 8.0%. The decrease in Federal Home Loan Bank advances was due to the decrease in loans receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total Stockholders’ Equity. Total stockholders’ equity amounted to $42.5 million at June 30, 2015, compared to $42.0 million at December 31, 2014, an increase of $425,000, or 1.0%. The reason for the increase in our total stockholders’ equity was primarily due to $397,000 in stock benefit plan expenses and net income of $207,000, partially offset by a decrease in unrealized gain on securities available for sale of $103,000, net of the deferred tax effect, for the six months ended June 30, 2015, and the purchase of $76,000 of shares under the Company’s stock repurchase program.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2015 and 2014

General. The Company’s net income amounted to $165,000 for the three months ended June 30, 2015, a decrease of $98,000, or 37.3%, compared to net income of $263,000 for the three months ended June 30, 2014. This decrease was primarily due to a $68,000 or 29.3%, increase in the provision for income taxes, a $24,000 or 0.8%, decrease in total interest income, a $7,000 or 0.4%, increase in total non-interest expense, and a $6,000, or 11.5%, decrease in non-interest income, partially offset by a $7,000, or 1.1%, decrease in total interest expense.

The Company’s net income amounted to $207,000 for the six months ended June 30, 2015, a decrease of $285,000, compared to net income of $492,000 for the six months ended June 30, 2014. This decrease was primarily due to an increase of $493,000, or 14.3% in non-interest expense, partially offset by an increase in total interest income of $166,000, or 3.0%, a decrease of $34,000, or 9.1%, in the provision for income taxes and a decrease in total interest expense of $9,000, or 0.7%.

Net Interest Income. Net interest income amounted to $2.2 million for both the three months ended June 30, 2015, and 2014. The $17,000, or 0.8%, decrease was primarily due to a $24,000 decrease in total interest income as a result of an overall decrease in interest earnings assets partially offset by a $7,000 decrease in total interest expense. Interest paid on deposits and Federal Home Loan Bank advances decreased $2,000 and $5,000, respectively, for the three months ended June 30, 2015, compared to the prior year period.

Net interest income amounted to $4.5 million for the six months ended June 30, 2015, compared to $4.3 million for the six months ended June 30, 2014. The $175,000, or 4.1%, increase was primarily due to an increase of interest income of $166,000, a decrease in interest paid on Federal Home Loan Bank advances of $7,000 and a $2,000 decrease in interest paid on deposits for the six months ended June 30, 2015, compared to the prior year period.

The average interest rate spread was 3.35% and 3.34% for the three months ended June 30, 2015 and 2014, respectively. Average interest-earning assets to average interest-bearing liabilities decreased from 119.24% for the three months ended June 30, 2014, to 118.80% for the three months ended June 30, 2015. The increase in average interest rate spread reflects the one basis point increase in the average yield on interest earning assets from 4.58% for the second quarter of 2014 to 4.59% for the second quarter of 2015 and by a one basis point decrease in the average rate paid on interest-bearing liabilities from 1.24% for the second quarter 2014 to 1.23% for the second quarter 2015. Net interest margin increased one basis point from 3.54% to 3.55% for the three months ended June 30, 2014 and 2015, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The average interest rate spread increased eight basis points from 3.29% for the six months ended June 30, 2014, to 3.37% for the six months ended June 30, 2015, and average interest-earning assets increased from $247.3 million to $251.0 million during the same periods. Average interest-earning assets to average interest bearing liabilities increased from 119.03% for the six months ended June 30, 2014, to 119.57% for the six months ended June 30, 2015. The increase in the average interest rate spread primarily reflects the seven basis point increase in the average yield on interest earning assets from 4.52% for the six months ended June 30, 2014, to 4.59% for the six months ended June 30, 2015. The average rate paid on interest-bearing liabilities decreased two basis points from 1.24% for the six months ended June 30, 2014, to 1.22% for the six months ended June 30, 2015. Net interest margin increased nine basis points from 3.48% to 3.57% for the six months ended June 30, 2014 and 2015, respectively.

Interest income decreased $24,000 or 0.8% to $2.8 million for the three months ended June 30, 2015, compared to $2.9 million for the second quarter of 2014. The decrease was primarily due to a $2.7 million decrease in average interest earning assets, partially offset by a 13 basis point increase in the average yield on mortgage backed securities from 1.22% for the second quarter in 2014 to 1.35% for the second quarter in 2015, and a seven basis point increase in the average yield on other interest-earning assets from 0.27% for the second quarter of 2014 to 0.34% for the second quarter of 2015.

Interest income increased by $166,000 or 3.0%, to $5.8 million for the six months ended June 30, 2015, compared to $5.6 million for the six months ended June 30, 2014. The increase was primarily due to a $3.7 million increase in average interest earning assets. In addition, contributing to an increase in interest income was a seven basis point increase in average yield on other interest earning assets from 0.21% for the six months ended June 30, 2014, to 0.31% for the six months ended June 30, 2015.

Interest expense decreased by $7,000, or 1.1%, to $641,000 for the three months ended June 30, 2015, compared to $648,000 for the three months ended June 30, 2014, primarily as a result of an 18 basis point decrease in the average rate paid on Federal Home Loan Bank advances, combined with a $7.7 million decrease in average balance on total deposits, partially offset by a $6.2 million increase in the average balance of Federal Home Loan Bank advances and a six basis point increase in the average cost on total deposits. The increase in average rate of total deposits is due to an increase in the cost of certificates of deposit as lower cost certificates of deposit repriced at higher rates during the period. The increase in Federal Home Loan Bank advances was to fund loan originations and cover deposit outflows.

Interest expense decreased by $9,000, or 0.7%, to $1.28 million for the six months ended June 30, 2015, compared to $1.29 million for the six months ended June 30, 2014, primarily as a result of a $2.1 million increase in average interest-bearing liabilities, combined with a five basis point decrease in average rate paid on certificates of deposit accounts, offset by a 23 basis point decrease in the average cost on Federal Home Loan Bank advances. The decrease in average rate is due to a decline in cost of Federal Home Loan Bank advances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Average Balances, Net Interest Income, Yields Earned and Rates Paid. The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, the average interest rate spread and the net interest margin. As the Company owned no tax-exempt securities during the periods presented, no tax-equivalent yield adjustments were made. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$210,433	$2,722	5.17%	$208,448	$2,742	5.26%
Mortgage-backed securities	31,925	108	1.35%	36,994	113	1.22%
Other interest-earning assets	4,761	4	0.34%	4,408	3	0.27%
Total interest-earning assets	247,119	2,834	4.59%	249,850	2,858	4.58%
Non-interest-earning assets	18,634			14,949
Total assets	$265,753			$264,799

Interest-bearing liabilities:
Savings, NOW and money market accounts	$49,553	23	0.19%	$54,589	23	0.17%
Certificates of deposit	90,305	368	1.63%	93,017	370	1.59%
Total deposits	139,858	391	1.12%	147,606	393	1.06%
FHLB advances	68,153	250	1.47%	61,935	255	1.65%
Total interest-bearing liabilities	208,011	641	1.23%	209,541	648	1.24%
Non-interest-bearing liabilities	15,317			14,053
Total liabilities	223,328			223,594

Equity	42,425			41,205
Total liabilities and equity	$265,753			$264,799

Net interest-earning assets	$39,108			$40,309

Net interest income, average interest rate spread		$2,193	3.35%		$2,210	3.34%

Net interest margin(2)			3.55%			3.54%

Average interest earning assets to average interest bearing liabilities			118.80%			119.24%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$213,399	$5,522	5.18%	$205,395	$5,363	5.22%
Mortgage-backed securities	33,099	230	1.39%	37,214	225	1.21%
Other interest-earning assets	4,487	7	0.31%	4,687	5	0.21%
Total interest-earning assets	250,985	5,759	4.59%	247,296	5,593	4.52%
Non-interest-earning assets	16,252			15,060
Total assets	$267,237			$262,356

Interest-bearing liabilities:
Savings, NOW and money market accounts	$50,005	43	0.17%	$54,472	45	0.17%
Certificates of deposit	90,557	732	1.62%	92,962	732	1.57%
Total deposits	140,562	775	1.10%	147,434	777	1.05%
FHLB advances	69,336	501	1.45%	60,333	508	1.68%
Total interest-bearing liabilities	209,898	1,276	1.22%	207,767	1,285	1.24%
Non-interest-bearing liabilities	15,013			13,374
Total liabilities	224,911			221,141

Equity	42,326			41,215
Total liabilities and equity	$267,237			$262,356

Net interest-earning assets	$41,087			$39,529

Net interest income, average interest rate spread		$4,483	3.37%		$4,308	3.29%

Net interest margin(2)			3.57%			3.48%

Average interest earning assets to average interest bearing liabilities			119.57%			119.03%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

Changes in underwriting standards, credit administration and collection policies, regulation and other factors which affect the credit quality and collectibility of the loan portfolio also impact the allowance levels. The allowance for loan losses is based on management's estimate of probable credit losses inherent in the loan portfolio; actual credit losses may vary from the current estimate. The allowance for loan losses is reviewed periodically, taking into consideration the risk characteristics of the loan portfolio, past charge-off experience, general economic conditions and other factors that warrant current recognition. As adjustments to the allowance for loan losses become necessary, they are reflected as a provision for loan losses in current-period earnings. Actual loan charge-offs are deducted from and subsequent recoveries of previously charged-off loans are added to the allowance.

During the six months ended June 30, 2015, we made a provision of $100,000. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges, and gains or losses or write-downs on other real estate owned, was $46,000 for the three months ended June 30, 2015, a decrease of $6,000 compared to non-interest income of $52,000 for the three months ended June 30, 2014. The decrease was primarily due to service charges and fees of $46,000 for the three months ended June 30, 2015, a decrease of $8,000 compared to $54,000 for the three months ended June 30, 2014.

Non-interest income, which includes fees and service charges, and gains or losses or write-downs of other real estate owned, was $96,000 for the six months ended June 30, 2015, a decrease of $1,000 compared to non-interest income of $97,000 for the six months ended June 30, 2014. The decrease was primarily due to a $7,000 decrease in service charges and fees for the six months ended June 30, 2015, partially offset by a gain of $4,000 on the sale of other real estate for the quarter ended June 30, 2015, compared to a $2,000 loss for the quarter ended June 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Interest Expense. Non-interest expense increased by $7,000, or 0.4%, to $1.72 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in non-interest expense was primarily due to an increase in professional fees of $194,000, or 141.6%, as well as an increase of $45,000, or 35.4%, in data processing expense, an increase of $4,000, or 20.0%, in bank service charge expense, an increase of $3,000, or 5.6%, in security expense, an increase of $2,000, or 5.6%, in deposit insurance premiums expense, partially offset by decreases of $181,000, or 20.6%, in salaries and employee benefits expense, $38,000, or 15.8%, in other non-interest expense, $16,000, or 59.3%, in office supplies and postage expense, $4,000, or 3.1% in occupancy expense, and $2,000, or 22.2%, in advertising expense.

Non-interest expense increased by $493,000, or 14.3%, to $3.9 million for the six months ended June 30, 2015. The increase in non-interest expense was primarily due to an increase in professional fees of $677,000, or 307.7%, data processing expense of $13,000, or 4.9%, as well as increases of $11,000, or 29.0%, in bank service charge expense and $11,000, or 8.2%, in taxes and licenses expense, partially offset by decreases of $140,000, or 7.6%, in salaries and employee benefits expense, $34,000 or 7.8% in other non-interest expense, $28,000 or 52.8% in office supplies and postage expense, $6,000 or 31.6% in advertising expense, $5,000 or 4.6% in security expense, $3,000 or 3.8% in deposit insurance premiums expense, and $3,000, or 1.2%, in occupancy expenses.

Income Tax Expense. The income tax expense amounted to $300,000 and $232,000 for the three months ended June 30, 2015 and 2014, respectively. Our effective federal tax rate was 64.5% and 46.9% for the three months ended June 30, 2015 and 2014, respectively.

The income tax expense amounted to $340,000 and $374,000 for the six months ended June 30, 2015 and 2014, respectively. Our effective federal tax rate was 62.2% and 43.2% for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management. The Company adjusts its liquidity levels to fund deposit outflows, repay its borrowings and to fund loan commitments. The Company also adjusts liquidity as appropriate to meet asset and liability management objectives.

The Company's primary sources of funds are deposits, amortization and prepayment of loans and to a lesser extent, funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company sets the interest rates on its deposits to maintain a desired level of total deposits. In addition, the Company invests excess funds in short-term interest-earning accounts and other assets, which provide liquidity to meet lending requirements.

A significant portion of the Company's liquidity consists of interest bearing and non-interest earning deposits. The Company's primary sources of cash are principal repayments on loans and increases in deposit accounts. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At June 30, 2015, the Company had $65.9 million of advances from the Federal Home Loan Bank of Dallas and had $57.9 million in additional borrowing capacity. Additionally, at June 30, 2015, State-Investors Bank was a party to a Master Purchase Agreement with Second National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from Second National Bankers Bank in an amount not to exceed $14.0 million. There were no amounts purchased under this agreement as of June 30, 2015.

At June 30, 2015, the Company had no outstanding loan commitments to originate loans. At June 30, 2015, certificates of deposit scheduled to mature in less than one year totaled $40.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal. The Company intends to utilize its liquidity to fund its lending activities.

At June 30, 2015, State-Investors Bank exceeded each of its capital requirements with tier 1 leverage, tier 1 risk-based, common equity tier 1 and total risk-based capital ratios of 14.61%, 23.32%, 23.32% and 24.21%, respectively. As a smaller savings and loan holding company, State Investors Bancorp is not currently subject to any regulatory capital requirements.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended June 30, 2015 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2015 – April 30, 2015	—	$—	—	25,107
May 1, 2015 – May 31, 2015	—	—	—	25,107
June 1, 2015 – June 30, 2015	—	—	—	25,107
Total	—	$—	—	25,107

Note to this table:

(a)	On November 22, 2013, the Company announced by a Form 8-K filed with the Securities and Exchange Commission a fourth repurchase program to repurchase up to 118,100 shares, or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

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

STATE INVESTORS BANCORP, INC.

Date: August 14, 2015	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
President and Chief Executive Officer

Date: August 14, 2015	By:	/s/ Daniel M. McGowan
Daniel M. McGowan
Chief Financial Officer

