Form 10-Q
period 2015-09-30
STATE INVESTORS BANCORP, INC.
filed 2015-11-16
CIK 1513971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

☐ Yes           ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2015, 2,304,359 shares of the Registrant’s common stock were issued and outstanding.

STATE INVESTORS BANCORP, INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash – non-interest bearing	$6,071	$2,704
Cash – interest bearing	997	683
Federal funds sold	—	1,825
Cash and cash equivalents	7,068	5,212

Investment securities:
Available-for-sale	28,549	35,296
Held-to-maturity	201	249
Loans, net	200,048	218,206
Federal Home Loan Bank Stock	2,627	3,042
Accrued interest receivable	924	992
Premises and equipment, net	7,772	7,981
Other Real Estate, net	58	150
Deferred income taxes	386	315
Other assets	1,241	457

TOTAL ASSETS	$248,874	$271,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$146,643	$155,988
Advances from Federal Home Loan Bank	56,494	71,595
Advance payments by borrowers for taxes and insurance	1,317	976
Accrued interest payable	88	93
Other liabilities	1,463	1,215

TOTAL LIABILITIES	206,005	229,867

Stockholders’ Equity:
Preferred Stock, $.01 par value – 1,000,000 shares authorized; none issued	—	—
Common Stock, $.01 par value – 2,304,359 issued and outstanding at September 30, 2015; 2,909,500 issued and 2,308,019 outstanding at December 31, 2014	23	29
Additional Paid-in Capital	28,773	28,503
Treasury stock, none at September 30, 2015 and 601,481 shares at December 31, 2014	—	(8,580)
Unallocated ESOP shares	(1,833)	(1,920)
Unallocated Recognition and Retention Plan (RRP) shares	(1,043)	(1,205)
Retained earnings – substantially restricted	16,544	24,682
Accumulated other comprehensive income	405	524

TOTAL STOCKHOLDERS’ EQUITY	42,869	42,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$248,874	$271,900

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$2,600	$2,831	$8,122	$8,194
Interest on investment securities	105	109	335	334
Other interest and dividends	8	3	15	8

TOTAL INTEREST INCOME	2,713	2,943	8,472	8,536

INTEREST EXPENSE:
Interest on deposits	400	405	1,175	1,182
Interest on Federal Home Loan Bank advances	241	254	742	762

TOTAL INTEREST EXPENSE	641	659	1,917	1,944

NET INTEREST INCOME	2,072	2,284	6,555	6,592
PROVISION FOR LOAN LOSSES	50	50	150	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,022	2,234	6,405	6,442

NON-INTEREST INCOME:
Service charges and fees	44	57	136	156
Net gain (loss) on sale/write down of other real estate	2	(2)	6	(4)

TOTAL NON-INTEREST INCOME	46	55	142	152

NON-INTEREST EXPENSES:
Salaries and employee benefits	717	924	2,409	2,756
Occupancy expense	134	137	387	393
Data processing	162	164	439	428
Security	62	56	166	165
Deposit insurance premiums	38	37	114	116
Advertising	2	16	15	35
Professional fees	185	93	1,082	313
Taxes and licenses	60	62	205	196
Office supplies and postage	14	23	39	76
Service Charges	26	35	75	73
Other	166	202	567	637

TOTAL NON-INTEREST EXPENSES	1,566	1,749	5,498	5,188

INCOME BEFORE INCOME TAXES	502	540	1,049	1,406
INCOME TAX EXPENSE	197	196	537	570

NET INCOME	$305	$344	$512	$836
Earnings Per Common Share
Basic	$0.13	$0.15	$0.22	$0.36
Diluted	$0.12	$0.14	$0.21	$0.35

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net income	$305	$344	$512	$836

Other Comprehensive Income (Loss):

Unrealized gains (losses) on investment securities	(24)	(28)	(182)	116

Income tax effect	8	10	63	(39)

OTHER COMPREHENSIVE INCOME (LOSS), net of taxes	(16)	(18)	(119)	77

COMPREHENSIVE INCOME (LOSS)	$289	$326	$393	$913

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
		Additional	Treasury	Unallocated	Unearned		Other	Total
	Common	Paid In	Stock	ESOP	RRP	Retained	Comprehensive	Stockholders’
	Stock	Capital	At Cost	Shares	Shares	Earnings	Income	Equity
	(Unaudited)

Balance at December 31, 2013	$29	$28,341	$(7,279)	$(2,037)	$(1,361)	$23,415	$458	$41,566

Comprehensive Income:
Net Income	—	—	—	—	—	836	—	836
Other Comprehensive Income	—	—	—	—	—	—	77	77
RRP shares released for allocation	—	(62)	—	—	156	—	—	94
ESOP shares released for allocation	—	68	—	88	—	—	—	156
Share based compensation cost	—	97	—	—	—	—	—	97
Treasury Stock acquired at cost, 69,715 shares	—	—	(1,299)	—	—	—	—	(1,299)

Balance at September 30, 2014	$29	$28,444	$(8,578)	$(1,949)	$(1,205)	$24,251	$535	$41,527

Balance at December 31, 2014	$29	$28,503	$(8,580)	$(1,920)	$(1,205)	$24,682	$524	$42,033

Comprehensive Income:
Net Income	—	—	—	—	—	512	—	512
Other Comprehensive Income	—	—	—	—	—	—	(119)	(119)
RRP shares released for allocation	—	(12)	—	—	162	—	—	150
ESOP shares released for allocation	—	96	—	87	—	—	—	183
Share based compensation cost	—	186	—	—	—	—	—	186
Treasury Stock acquired at cost, 3,660 shares	—	—	(76)	—	—	—	—	(76)
Reclassification of Treasury Stock per Louisiana Law	(6)	—	8,656	—	—	(8,650)	—	—

Balance at September 30, 2015	$23	$28,773	$—	$(1,833)	$(1,043)	$16,544	$405	$42,869

The accompanying notes are an integral part of the consolidated financial statements.

STATE INVESTORS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$512	$836
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	150
Depreciation and amortization	209	209
Amortization of securities	237	333
Stock dividend on FHLB stock	(8)	(7)
Deferred income tax benefit	(9)	(78)
Non-cash compensation	520	347
(Gain) Loss on sale of other real estate	(6)	76
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	68	2
Increase in other assets	(784)	(33)
Decrease in accrued interest payable	(5)	—
Increase in other liabilities	248	538

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,132	2,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans	17,950	(14,291)
Proceeds from principal repayments of mortgage-backed securities	6,376	6,692
Purchases of mortgage-backed securities	—	(6,345)
Proceeds from sales of FHLB stock	423	—
Purchase of FHLB stock	—	(375)
Purchases of premises and equipment	—	(36)
Proceeds from sale of foreclosed real estate	156	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	24,905	(14,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposit accounts	(9,345)	(1,177)
Increase in advances by borrowers for insurance and taxes	341	408
Advances from FHLB	28,000	30,337
Payments on advances from the FHLB	(43,101)	(19,872)
Purchase of Treasury Stock	(76)	(1,299)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,181)	8,397

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,856	(3,585)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	5,212	8,734

CASH AND CASH EQUIVALENTS – END OF PERIOD	$7,068	$5,149

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest on deposits and borrowings	$1,921	$1,944

Income Taxes	$385	$411

Transfer from loans to other real estate	$58	$226

Change in unrealized (loss) gain on securities available for sale, before tax effect	$(182)	$116

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of the results which may be expected for the entire fiscal year. For further information, please review the audited, consolidated financial statements of State Investors Bancorp for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K (File No. 001-35221).

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

Stockholders’ Equity

On January 1, 2015, the Louisiana Business Corporation Act (the Act) became effective. Under the provisions of the Act, there is no concept of “Treasury Shares.” Rather, shares purchased by the Company constitute authorized but unissued shares. Under the Accounting Standards Codification (ASC 505-30, Treasury Stock), accounting for treasury stock shall conform to state law. Accordingly, the Company's Condensed Consolidated Statement of Financial Condition as of September 30, 2015 reflects this change. The cost of shares purchased by the Company has been allocated to Common Stock and Retained Earnings balances.

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
		(In thousands)
Mortgage-backed securities

September 30, 2015
Held-to-maturity:
GNMA Certificates	$176	$5	$—	$181
FNMA Certificates	19	1	—	20
FHLMC Certificates	6	—	—	6

Total held-to-maturity securities	201	6	—	207

Available-for-sale:
GNMA Certificates	27,936	613	—	28,549

Total securities	$28,137	$619	$—	$28,756

December 31, 2014
Held-to-maturity:
GNMA Certificates	$211	$6	$—	$217
FNMA Certificates	30	2	—	32
FHLMC Certificates	8	—	—	8

Total held-to-maturity securities	249	8	—	257

Available-for-sale:
GNMA Certificates	34,501	796	(1)	35,296

Total securities	$34,750	$804	$(1)	$35,553

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 2 – Investment Securities (Continued)

The amortized cost and fair values of the securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities

September 30, 2015
Amounts maturing in:
One year or less	$16	$17	$—	$—
After one year through five years	185	190	27,733	28,342
After five years through ten years	—	—	203	207
After ten years	—	—	—	—
	$201	$207	$27,936	$28,549

There were no sales or calls of available-for-sale securities during the nine months ended September 30, 2015 or 2014.

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

Gross unrealized losses in investment securities at December 31, 2014, existing for continuous periods of less than 12 months and for continuous periods of 12 months or more are as follows. Due to the nature of the investments and current market prices, these unrealized losses are considered a temporary impairment of these securities. There were no gross unrealized losses on investment securities at September 30, 2015.

December 31, 2014	Less than 12 Months		12 Months or More		Totals
Security Description	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
(In thousands)
Mortgage-backed securities:
GNMA Certificates	$581	$(1)	$—	$—	$581	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses

Loans receivable at September 30, 2015 and December 31, 2014, are summarized as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Real estate loans:
One-to-four family residential	$123,534	$137,036
Commercial real estate	53,391	57,487
Multi-family residential	6,450	7,271
Land	3,157	3,428
Residential construction	10,931	10,075

Total real estate loans	197,463	215,297
Other loans:
Home equity lines of credit	2,608	2,819
Consumer non-real estate loans	1,282	1,268
Commercial business loans	582	607

Total other loans	4,472	4,694

Total loans	201,935	219,991
Less:
Deferred loan fees	(340)	(388)
Allowance for loan losses	(1,547)	(1,397)

Net loans	$200,048	$218,206

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables set forth, for the nine months ended September 30, 2015 and year ended December 31, 2014, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Nine Months Ended September 30, 2015.

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$518	$835	$26	$3	$15	$1,397
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision	48	86	6	1	9	150
Ending balance	$566	$921	$32	$4	$24	$1,547

Ending balance evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$—
Collectively	$566	$921	$32	$4	$24	$1,547

Loans receivable:
Ending balance	$126,142	$62,998	$10,931	$582	$1,282	$201,935

Ending balance evaluated for impairment:
Individually	$1,445	$1,510	$—	$—	$—	$2,955
Collectively	$124,697	$61,488	$10,931	$582	$1,282	$198,980

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the Year Ended December 31, 2014

	Mortgage- Permanent- 1 to 4 Family	Mortgage- Permanent- Other	Mortgage- Construction	Commercial	Consumer	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$548	$770	$14	$4	$15	$1,351
Charge-offs	(78)	(76)	—	—	—	(154)
Recoveries	—	—	—	—	—	—
Provision	48	141	12	(1)	—	200
Ending balance	$518	$835	$26	$3	$15	$1,397

Ending balance evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$—
Collectively	$518	$835	$26	$3	$15	$1,397

Loans receivable:
Ending balance	$139,855	$68,186	$10,075	$607	$1,268	$219,991

Ending balance evaluated for impairment:
Individually	$1,322	$1,525	$—	$—	$—	$2,847
Collectively	$138,533	$66,661	$10,075	$607	$1,268	$217,144

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

At September 30, 2015 and December 31, 2014, the credit quality indicators, disaggregated by class of loan, are presented in the following tables.

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

1 to 4 family residential	$118,694	$912	$3,928	$—	$123,534
Commercial real estate	52,391	235	765	—	53,391
Multi-family residential	5,332	—	1,118	—	6,450
Land	3,157	—	—	—	3,157
Residential construction	10,931	—	—	—	10,931
Home equity lines of credit	2,573	35	—	—	2,608
Consumer non-real estate loans	1,282	—	—	—	1,282
Commercial business loans	582	—	—	—	582
Total Loans	$194,942	$1,182	$5,811	$—	$201,935

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

One-to-four family residential	$131,737	$995	$4,304	$—	$137,036
Commercial real estate	56,462	243	782	—	57,487
Multi-family residential	6,144	—	1,127	—	7,271
Land	3,428	—	—	—	3,428
Residential construction	10,075	—	—	—	10,075
Home equity lines of credit	2,784	35	—	—	2,819
Consumer non-real estate loans	1,268	—	—	—	1,268
Commercial business loans	607	—	—	—	607
Total Loans	$212,505	$1,273	$6,213	$—	$219,991

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass loans are of satisfactory quality.

•	Special mention loans have existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities and possible reduction in collateral values.

•	Substandard loans have an existing specific and well defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

These classifications were the most current available as of September 30, 2015.

The following tables reflect certain information with respect to the loan portfolio delinquencies by loan class and amount as of September 30, 2015 and December 31, 2014:

Aged Analysis of Past Due Loans Receivable as of September 30, 2015 and December 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
	(In thousands)
September 30, 2015
Mortgage Loans:
Permanent:
1 to 4 family	$3,397	$1,247	$776	$5,420	$120,722	$126,142	$121
Multifamily	—	—	—	—	6,450	6,450	—
Commercial RE	572	—	4	576	52,815	53,391	4
Other	—	—	—	—	3,157	3,157	—
Construction-Residential	—	—	—	—	10,931	10,931	—
Nonmortgage Loans:
Commercial	—	55	—	55	527	582	—
Consumer	—	5	—	5	1,277	1,282	—
Total	$3,969	$1,307	$780	$6,056	$195,879	$201,935	$125

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment Over 90 Days Past Due and Still Accruing
	(In thousands)
December 31, 2014
Mortgage Loans:
Permanent:
1 to 4 family	$2,938	$1,218	$678	$4,834	$135,021	$139,855	$678
Multifamily	—	—	—	—	7,271	7,271	—
Commercial RE	243	—	—	243	57,244	57,487	—
Other	—	—	—	—	3,428	3,428	—
Construction-Residential	—	653	—	653	9,422	10,075	—
Nonmortgage Loans:
Commercial	—	—	213	213	394	607	213
Consumer	7	—	—	7	1,261	1,268	—
Total	$3,188	$1,871	$891	$5,950	$214,041	$219,991	$891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Loan Receivables on Nonaccrual Status

	September 30, 2015	December 31, 2014
	(In thousands)
Mortgage Loans:
Permanent, Secured by
1 to 4 family	$655	$—
Multifamily	—	—
Total Loans on Nonaccrual Status	$655	$—

A summary of the impaired loans by class of loans as of and for the nine months ended September 30, 2015 and year ended December 31, 2014, is as follows:

Impaired Loans as of and for the Nine Months Ended September 30, 2015

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
With an allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$—	$—	$—	$—	$—
Multifamily	—	—	—	—	—
Commercial RE	—	—	—	—	—
Other	—	—	—	—	—
Construction – Residential	—	—	—	—	—
Nonmortgage Loans
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$—	$—	$—	$—	$—

With no allowance recorded:
Mortgage Loans
Permanent, Secured by
1-4 Family	$1,445	$1,445	$—	$1,445	$52
Multifamily	1,118	1,118	—	1,118	50
Commercial RE	392	392	—	392	9
Other	—	—	—	—	—
Construction – Residential
Nonmortgage Loans	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$2,955	$2,955	$—	$2,955	$111
Total Impaired Loans:
Mortgage Loans
Permanent	$2,955	$2,955	$—	$2,955	$111
Construction	—	—	—	—	—
Nonmortgage Loans
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$2,955	$2,955	$—	$2,955	$111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

Impaired Loans For the Year Ended December 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 3 - Loans and the Allowance for Loan Losses (Continued)

The following tables summarize information relative to the loan modifications as of September 30, 2015 and December 31, 2014. All of these loans are included in impaired loans as of September 30, 2015 and December 31, 2014.

Modifications as of September 30, 2015

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	5	$2,875	$2,420
Construction	—	—	—
Nonmortgage Loans:
Commercial	—	—	—
Consumer	—	—	—
Total Loans	5	$2,875	$2,420

Modifications as of December 31, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Mortgage Loans:
Permanent	5	$2,875	$2,446
Construction	—	—	—
Nonmortgage Loans:
Commercial	—	—	—
Consumer	—	—	—
Total Loans	5	$2,875	$2,446

None of the troubled debt restructurings defaulted subsequent to the restructuring through the date the financial statements were issued.

Note 4 – Deposits

Deposit account balances at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
NOW accounts
Interest bearing	$12,512	$16,835
Non-interest bearing	9,094	9,487
Money Market funds	9,171	9,762
Savings	26,191	27,699
Certificates of deposit	89,675	92,205
	$146,643	$155,988

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2015 and December 31, 2014. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2015
Available-for-sale:
Mortgage Backed Securities	$28,549	$—	$28,549	$—

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

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2015
Assets:
Impaired Loans	$2,955	$—	$2,955	$—

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
Assets:
Impaired Loans	$2,847	$—	$2,847	$—

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

The following table presents estimated fair values of the Company’s financial instruments as of the dates indicated.

	Fair Value Measurements at September 30, 2015
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:

Cash and Short-Term Investments	$7,068	$7,068	$7,068	$—	$—
Investment Securities
Available-for-sale	28,459	28,549	—	28,459	—
Investment Securities
Held-to-maturity	201	207	—	207	—
Loans – Net	200,048	202,000	—	—	202,000

Financial Liabilities:
Deposits	$146,643	$140,000	$—	$—	$140,000
FHLB Borrowings	56,494	58,000	—	58,000	—

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:

Cash and Short-Term Investments	$5,212	$5,212	$5,212	$—	$—
Investment Securities
Available-for-sale	35,296	35,296	—	35,296	—
Investment Securities
Held-to-maturity	249	257	—	257	—
Loans – Net	218,206	222,000	—	—	222,000

Financial Liabilities:
Deposits	$155,988	$148,000	$—	$—	$148,000
FHLB Borrowings	71,595	72,000	—	72,000	—

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

ESOP compensation expense for the nine month periods ended September 30, 2015 and 2014, was $184,000 and $138,000, respectively.

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

A summary of the status of the shares under the RRP as of September 30, 2015 and changes during the nine months ended September 30, 2015, is as follows:

	September 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value

Balance at the beginning of the year	52,278	$11.82
Granted	—	—
Forfeited	—	—
Released	(11,101)	11.82
Balance at the end of the period	41,177	$11.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 6 – Stock Compensation Plans (Continued)

Recognition and Retention Plan (Continued)

The weighted average grant date fair value is the last sale price as quoted on the Nasdaq stock market on January 24, 2012. Compensation expense on the RRP shares granted is recognized ratably over the five to seven year vesting period in an amount which is equal to the fair value of the common stock at the date of grant. During the nine month periods ended September 30, 2015 and 2014, $244,000 and $123,000 in compensation expense was recognized, respectively. As of September 30, 2015, approximately $399,000 in additional compensation expense will be recognized over the remaining average service period of approximately 2.8 years. Under the terms of the RRP, any unvested RRP awards will become fully vested upon change in control, such as the proposed merger with First NBC, resulting in the full recognition of any unrecognized expense.

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

A summary of option activity under the Company’s Option Plan as of September 30, 2015 and changes during the nine months ended September 30, 2015 is as follows:

	September 30, 2015
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the year	221,626	$12.17	$3.29
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at the end of the period	221,626	12.17	$3.29
Exercisable at the end of the period	112,438	$12.03	$3.22

During the nine months ended September 30, 2015 and 2014, $93,000 and $83,000 in compensation expense was recognized, respectively. As of September 30, 2015, approximately $344,000 in additional compensation expense will be recognized over the remaining average service period of approximately 2.8 years. Under the terms of the Option Plan, any unvested options will become fully vested upon change in control, such as the proposed merger with First NBC, resulting in the full recognition of any unrecognized expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)

Note 7 – Earning Per Share

Earnings per common share was computed based on the following:

	Nine Months ended September 30,
	2015	2014
	(In thousands, except per share data)
Numerator
Income applicable to common shares	$512	$836
Denominator
Weighted average common shares outstanding	2,305	2,334
Effect of dilutive securities	131	82
Weighted average common shares outstanding – assuming dilution	2,436	2,416
Earnings per common share	$0.22	$0.36
Earnings per common share - assuming dilution	$0.21	$0.35

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of State Investors Bancorp, Inc. (“State Investors Bancorp” or the “Company”) from December 31, 2014 to September 30, 2015 and on its results of operations during the quarter and nine months ended September 30, 2015 and 2014. This discussion and analysis is intended to highlight and supplement information presented elsewhere in this quarterly report on Form 10-Q, particularly the financial statements and related notes appearing in Item 1.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

General. The Company’s total assets decreased by $23.0 million, to $248.9 million at September 30, 2015, compared to $271.9 million at December 31, 2014. For the nine months ended September 30, 2015, the decrease primarily reflects decreases in net loans receivable of $18.2 million, or 8.3%, a decrease in investment securities of $6.8 million, or 19.1%, a decrease in Federal Home Loan Bank stock of $415,000, or 13.6%, and $58,000 of other real estate owned at September 30, 2015, compared to $150,000 at December 31, 2014, partially offset by increases in cash and cash equivalents of $1.9 million, or 35.6%, other assets of $784,000, or 171.2%, and deferred income taxes of $71,000, or 22.5%.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.9 million, or 35.6%, from $5.2 million at December 31, 2014, to $7.1 million at September 30, 2015, primarily as a result of paydowns received on available for sale securities and principal payments received on loans receivable.

Loans Receivable, Net. Loans receivable, net, decreased by $18.2 million, or 8.3%, to $200.0 million at September 30, 2015, compared to $218.2 million at December 31, 2014. During the nine months ended September 30, 2015, our total loan originations and purchases amounted to $13.7 million and loan principal payments were $31.8 million. All of our loans are originated for portfolio. The decrease in loans receivable, net, was primarily due to decreases in one-to-four family residential loans of $13.5 million, commercial real estate loans of $4.1 million, multi-family residential loans of $821,000, land loans of $271,000, home equity lines of credit of $211,000 and commercial business loans of $25,000. These decreases were partially offset by increases of $856,000 in residential construction loans and $14,000 in consumer non-real estate loans.

Investment Securities. Investment and mortgage-backed securities amounted to $28.8 million at September 30, 2015, compared to $35.5 million at December 31, 2014, a decrease of $6.8 million, or 19.1%. The decrease in mortgage-backed securities at September 30, 2015, was due to paydowns received and unrealized losses on available-for-sale securities during the nine-month period.

Premises and Equipment, Net. Premises and equipment, net, decreased $209,000, to $7.8 million at September 30, 2015, compared to $8.0 million at December 31, 2014, primarily due to depreciation of fixed assets.

Total liabilities. Total liabilities decreased $23.9 million, at September 30, 2015, to $206.0 million compared to $229.9 million at December 31, 2014, primarily due to decreases of $15.1 million in advances from the Federal Home Loan Bank and $9.3 million in deposits. Deposits decreased $9.3 million, or 6.0%, to $146.6 million at September 30, 2015, compared to $156.0 million at December 31, 2014, primarily due to decreases of $4.3 million, or 25.7%, in interest bearing checking accounts, $2.5 million, or 2.7% in certificates of deposit, $1.5 million, or 5.4%, in savings accounts, $591,000, or 6.1% in money market accounts, and $393,000, or 4.1%, in non-interest bearing checking accounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We had $56.5 million of advances from the Federal Home Loan Bank at September 30, 2015 compared to $71.6 million at December 31, 2014, a decrease of $15.1 million, or 21.1%. The decrease in Federal Home Loan Bank advances was due to the decrease in loans receivable.

Total Stockholders’ Equity. Total stockholders’ equity amounted to $42.9 million at September 30, 2015, compared to $42.0 million at December 31, 2014, an increase of $836,000, or 2.0%. The reason for the increase in our total stockholders’ equity was primarily due to $521,000 in stock benefit plan expenses and net income of $519,000, partially offset by a decrease in unrealized gain on securities available for sale of $119,000, net of the deferred tax effect, for the nine months ended September 30, 2015, and the purchase of $76,000 of shares under the Company’s stock repurchase program.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2015 and 2014

General. The Company’s net income amounted to $305,000 for the three months ended September 30, 2015, a decrease of $39,000, or 11.3%, compared to net income of $344,000 for the three months ended September 30, 2014. This decrease was primarily due to a $230,000 or 7.8%, decrease in total interest income, a $9,000 or 16.4%, decrease in non-interest income, and a $1,000, or 0.5%, increase in the provision for income taxes, partially offset by a $183,000, or 10.5%, decrease in non-interest expense, and an $18,000, or 2.7%, decrease in total interest expense.

The Company’s net income amounted to $512,000 for the nine months ended September 30, 2015, a decrease of $324,000, compared to net income of $836,000 for the nine months ended September 30, 2014. This decrease was primarily due to an increase of $310,000, or 6.0% in non-interest expense, a decrease in total interest income of $64,000, or 0.8%, partially offset by a decrease of $33,000, or 5.8%, in the provision for income taxes and a decrease in total interest expense of $27,000, or 1.4%.

Net Interest Income. Net interest income amounted to $2.1 million and $2.3 million for the three months ended September 30, 2015, and 2014, respectively. The $212,000, or 9.3%, decrease was primarily due to a $230,000 decrease in total interest income as a result of an overall decrease in interest earnings assets partially offset by an $18,000 decrease in total interest expense. Interest paid on deposits and Federal Home Loan Bank advances decreased $5,000 and $13,000, respectively, for the three months ended September 30, 2015, compared to the prior year period.

Net interest income amounted to $6.6 million for both the nine months ended September 30, 2015 and 2014. The $37,000, or 0.6%, decrease was primarily due to a decrease of interest income of $64,000, partially offset by decreases in interest paid on Federal Home Loan Bank advances and deposits of $20,000 and $7,000, respectively, for the nine months ended September 30, 2015, compared to the prior year period.

The average interest rate spread was 3.25% and 3.38% for the three months ended September 30, 2015 and 2014, respectively. Average interest-earning assets to average interest-bearing liabilities increased from 119.85% for the three months ended September 30, 2014, to 122.05% for the three months ended September 30, 2015. The decrease in average interest rate spread reflects the 6 basis point decrease in the average yield on interest earning assets from 4.63% for the third quarter of 2014 to 4.57% for the third quarter of 2015 and by an eight basis point increase in the average rate paid on interest-bearing liabilities from 1.24% for the third quarter 2014 to 1.32% for the third quarter 2015. Net interest margin decreased 10 basis point from 3.59% to 3.49% for the three months ended September 30, 2014 and 2015, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The average interest rate spread increased 2 basis points from 3.32% for the nine months ended September 30, 2014 to 3.34% for the nine months ended September 30, 2015, and average interest-earning assets decreased from $249.7 million to $246.5 million during the same periods. Average interest-earning assets to average interest bearing liabilities increased from 119.30% for the nine months ended September 30, 2014, to 120.36% for the nine months ended September 30, 2015. The increase in the average interest rate spread primarily reflects the two basis point increase in the average yield on interest earning assets from 4.56% for the nine months ended September 30, 2014, to 4.58% for the nine months ended September 30, 2015. The average rate paid on interest-bearing liabilities increased one basis point from 1.24% for the nine months ended September 30, 2014, to 1.25% for the nine months ended September 30, 2015. Net interest margin increased three basis points from 3.52% to 3.55% for the nine months ended September 30, 2014 and 2015, respectively.

Interest income decreased $230,000 or 7.8% to $2.7 million for the three months ended September 30, 2015 compared to $2.9 million for the third quarter of 2014. The decrease was primarily due to a $17.1 million decrease in average interest earning assets, partially offset by a 23 basis point increase in the average yield on mortgage backed securities from 1.19% for the third quarter in 2014 to 1.42% for the third quarter in 2015, and a 39 basis point increase in the average yield on other interest-earning assets from 0.24% for the third quarter of 2014 to 0.63% for the third quarter of 2015.

Interest income decreased by $64,000 or 0.8%, to $8.5 million for both the nine months ended September 30, 2015 and 2014. The decrease was primarily due to a $3.3 million decrease in average interest earning assets, partially offset by a 20 basis point increase in average yield on mortgage backed securities from 1.20% for the nine months ended September 30, 2014, to 1.40% for the nine months ended September 30, 2015.

Interest expense decreased by $18,000, or 2.7%, to $641,000 for the three months ended September 30, 2015, compared to $659,000 for the three months ended September 30, 2014, primarily as a result of a $17.9 million decrease in average interest bearing liabilities, partially offset by a 11 basis point increase in the average rate paid Federal Home Loan Bank advances combined with a seven basis point increase in the average cost of total deposits. The increase in the average rate paid on Federal Home Loan Bank advances is due to an increase in the cost of the advances. The increase in average rate of total deposits is due to an increase in the cost of certificates of deposit as lower cost certificates of deposit repriced at higher rates during the period.

Interest expense decreased by $27,000, or 1.4%, to $1.9 million for both the nine months ended September 30, 2015 and 2014, primarily as a result of a $4.5 million decrease in average interest-bearing liabilities, combined with a 13 basis point decrease in average cost on Federal Home Loan Bank advances, offset by a five basis point increase in the average rate paid on certificates of deposit accounts. The increase in average rate of total deposits is due to an increase in the cost of certificates of deposit as lower cost certificates of deposit repriced at higher rates during the period.

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

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$202,710	$2,600	5.13%	$212,993	$2,831	5.32%
Mortgage-backed securities	29,572	105	1.42%	36,501	109	1.19%
Other interest-earning assets	5,102	8	0.63%	5,026	3	0.24%
Total interest-earning assets	237,384	2,713	4.57%	254,520	2,943	4.63%
Non-interest-earning assets	15,275			15,427
Total assets	$252,659			$269,947

Interest-bearing liabilities:
Savings, NOW and money market accounts	$45,840	20	0.17%	$53,393	24	0.18%
Certificates of deposit	90,540	380	1.68%	93,565	381	1.63%
Total deposits	136,380	400	1.17%	146,958	405	1.10%
FHLB advances	58,117	241	1.66%	65,410	254	1.55%
Total interest-bearing liabilities	194,497	641	1.32%	212,368	659	1.24%
Non-interest-bearing liabilities	15,398			16,074
Total liabilities	209,895			228,442

Equity	42,764			41,505
Total liabilities and equity	$252,659			$269,947

Net interest-earning assets	$42,887			$42,152

Net interest income, average interest rate spread		$2,072	3.25%		$2,284	3.38%

Net interest margin(2)			3.49%			3.59%

Average interest earning assets to average interest bearing liabilities			122.05%			119.85%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$209,836	$8,122	5.16%	$207,930	$8,194	5.25%
Mortgage-backed securities	31,924	335	1.40%	36,976	334	1.20%
Other interest-earning assets	4,692	15	0.43%	4,800	8	0.22%
Total interest-earning assets	246,452	8,472	4.58%	249,706	8,536	4.56%
Non-interest-earning assets	15,926			15,154
Total assets	$262,378			$264,860

Interest-bearing liabilities:
Savings, NOW and money market accounts	$48,616	63	0.17%	$54,113	69	0.17%
Certificates of deposit	90,551	1,112	1.64%	93,163	1,113	1.59%
Total deposits	139,167	1,175	1.13%	147,276	1,182	1.07%
FHLB advances	65,597	742	1.51%	62,026	762	1.64%
Total interest-bearing liabilities	204,764	1,917	1.25%	209,302	1,944	1.24%
Non-interest-bearing liabilities	15,142			14,250
Total liabilities	219,906			223,552

Equity	42,472			41,308
Total liabilities and equity	$262,378			$264,860

Net interest-earning assets	$41,688			$40,404

Net interest income, average interest rate spread		$6,555	3.34%		$6,592	3.32%

Net interest margin(2)			3.55%			3.52%

Average interest earning assets to average interest bearing liabilities			120.36%			119.30%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.

(2)	Equals net interest income divided by average interest-earning assets.

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

During the nine months ended September 30, 2015, we made a provision of $150,000. To the best of management’s knowledge, the allowance is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income, which includes fees and service charges, and gains or losses or write-downs on other real estate owned, was $46,000 for the three months ended September 30, 2015, a decrease of $9,000 compared to non-interest income of $55,000 for the three months ended September 30, 2014. The decrease was primarily due to service charges and fees of $44,000 for the three months ended September 30, 2015, a decrease of $13,000 compared to $57,000 for the three months ended September 30, 2014.

Non-interest income, which includes fees and service charges, and gains or losses or write-downs of other real estate owned, was $142,000 for the nine months ended September 30, 2015, a decrease of $10,000 compared to non-interest income of $152,000 for the nine months ended September 30, 2014. The decrease was primarily due to a $20,000 decrease in service charges and fees for the nine months ended September 30, 2015, partially offset by a gain of $6,000 on the sale of other real estate for the nine months ended September 30, 2015, compared to a $4,000 loss for the nine months ended September 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Interest Expense. Non-interest expense decreased by $183,000, or 10.5%, to $1.6 million for the three months ended September 30, 2015, from $1.8 million for the three months ended September 30, 2014. The decrease in non-interest expense was primarily due to a decrease in salaries and employee benefits expense of $207,000, or 22.4%, as well as decreases of $36,000, or 17.8%, in other non-interest expense, $14,000, or 87.5%, in advertising expense, $9,000, or 39.1%, in office supplies and postage expense, $9,000, or 25.7%, in bank service charge expense, $3,000, or 2.2%, in occupancy expense, $2,000, or 3.2%, in taxes and license expense, and $2,000, or 1.2%, in data processing expense, partially offset by an increase of $92,000, or 98.9%, in professional fees, an increase of $6,000, or 10.7%, in security expense, and an increase of $1,000, or 2.7%, in deposit insurance premiums.

Non-interest expense increased by $310,000, or 6.0%, to $5.5 million for the nine months ended September 30, 2015 from $5.2 million for the nine months ended September 30, 2014. The increase in non-interest expense was primarily due to an increase in professional fees of $769,000, or 245.7%, data processing expense of $11,000, or 2.6%, as well as increases of $9,000, or 4.6%, in taxes and license expense, $2,000, or 2.7%, bank service charge expense, and $1,000, or 0.6%, in security expense, partially offset by decreases of $347,000, or 12.6%, in salaries and employee benefits expense, $70,000 or 11.0% in other non-interest expense, $37,000 or 48.7% in office supplies and postage expense, $20,000 or 57.1% in advertising expense, $6,000 or 1.5% in occupancy expense, and $2,000 or 1.7% in deposit insurance premiums expense.

Income Tax Expense. The income tax expense amounted to $197,000 and $196,000 for the three months ended September 30, 2015 and 2014, respectively. Our effective federal tax rate was 39.2% and 36.3% for the three months ended September 30, 2015 and 2014, respectively.

The income tax expense amounted to $537,000 and $570,000 for the nine months ended September 30, 2015 and 2014, respectively. Our effective federal tax rate was 51.2% and 40.5% for the nine months ended September 30, 2015 and 2014, respectively.

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

A significant portion of the Company's liquidity consists of interest bearing and non-interest earning deposits. The Company's primary sources of cash are principal repayments on loans and increases in deposit accounts. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provide an additional source of funds. At September 30, 2015, the Company had $56.5 million of advances from the Federal Home Loan Bank of Dallas and had $63.3 million in additional borrowing capacity. Additionally, at September 30, 2015, State-Investors Bank was a party to a Master Purchase Agreement with Second National Bankers Bank whereby State-Investors Bank may purchase Federal Funds from Second National Bankers Bank in an amount not to exceed $14.0 million. There were no amounts purchased under this agreement as of September 30, 2015.

At September 30, 2015, the Company had no outstanding loan commitments to originate loans. At September 30, 2015, certificates of deposit scheduled to mature in less than one year totaled $35.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, in a rising interest rate environment, the cost of such deposits could be significantly higher upon renewal. The Company intends to utilize its liquidity to fund its lending activities.

At September 30, 2015, State-Investors Bank exceeded each of its capital requirements with tier 1 leverage, tier 1 risk-based, common equity tier 1 and total risk-based capital ratios of 15.1%, 24.7%, 24.7% and 25.6%, respectively. As a smaller savings and loan holding company, State Investors Bancorp is not currently subject to any regulatory capital requirements.

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

ITEM 1A – RISK FACTORS.

See “Risk Factors” on page 26 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 001-35221), which is incorporated herein by reference thereto.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.

(b) Not applicable.

(c) Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter ended September 30, 2015 are set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2015 – July 30, 2015	—	$—	—	25,107
August 1, 2015 – August 31, 2015	—	—	—	25,107
September 1, 2015 – September 30, 2015	—	—	—	25,107
Total	—	$—	—	25,107

Note to this table:

(a)	On November 22, 2013, the Company announced by a Form 8-K filed with the Securities and Exchange Commission a fourth repurchase program to repurchase up to 118,100 shares, or approximately 5.0% of the Company’s outstanding shares of common stock. The repurchase program does not have an expiration date.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES.

There are no matters required to be reported under this item.

ITEM 4 – MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 – OTHER INFORMATION.

On December 30, 2014, the Company and First NBC Bank Holding Company (“First NBC”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which the Company will merge with and into First NBC (the “Merger”). Promptly following consummation of the Merger, it is expected that the Bank will merge with and into First NBC Bank (the “Bank Merger”). The Merger is expected to close on or about November 30, 2015.

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

On August 27, 2015, First NBC and the Company entered into an amendment to the Merger Agreement (the “Agreement”). Among other things, the Amendment (i) extended the expiration date of the Merger Agreement from August 30, 2015 to December 31, 2015, (ii) increased the merger consideration by an amount equal to 5.0% per annum, calculated on a daily basis, to reflect the additional time subsequent to August 30, 2015 required to complete the merger, and (iii) provided for a termination fee of $250,000 payable to the Company under certain conditions if the merger is not completed by December 31, 2015.

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

STATE INVESTORS BANCORP, INC.

Date: November 16, 2015	By:	/s/ Anthony S. Sciortino
Anthony S. Sciortino
President and Chief Executive Officer

Date: November 16, 2015	By:	/s/ Daniel M. McGowan
Daniel M. McGowan
Chief Financial Officer

